Form 10-K
period 1993-12-31
PITTWAY CORP /DE/
filed 1994-03-28
CIK 93469

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                  FORM 10-K


[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES
          EXCHANGE ACT OF 1934
          For The Year Ended December 31, 1993

                                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-4821

                              PITTWAY CORPORATION
               (Exact Name of Registrant as specified in its Charter)

              Delaware                                 13-5616408
           (State of Incorporation)       (I.R.S. Employer Identification No.)


        200 South Wacker Drive, Suite 700, Chicago, Illinois 60606-5802
            (Address of Principal Executive Offices)    (ZIP Code)

                                 312/831-1070
               (Registrant's Telephone Number, Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE
ACT:

Title of Each Class                 Name of Each Exchange on Which Registered
Common Stock, $1.00 par value       American Stock Exchange
Class A Stock, $1.00 par value      American Stock Exchange

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on closing sales prices on
March 3, 1994):  $345,042,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 3, 1994):
 Common Stock - 2,626,024 shares outstanding; Class A Stock - 11,314,700 shares outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1993 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 19, 1994 are incorporated by reference into
Part III of this report.
                                 1

                             PITTWAY CORPORATION
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                     For The Year Ended December 31, 1993
PART I                                                                   Page

Item 1              Business                                              3-7

Item 2              Properties                                             8

Item 3              Legal Proceedings                                      9

Item 4              Submission of Matters to a Vote of
                     Security Holders                                      9

PART II

Item 5              Market For Registrant's Common Equity and
                     Related Stockholder Matters                          10

Item 6              Selected Financial Data                               10

Item 7              Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        10

Item 8              Financial Statements and Supplementary Data           10

Item 9              Changes in and Disagreements With Accountants
                     on Accounting and Financial Disclosure               10

PART III

Item 10             Directors and Executive Officers of the Registrant    10

Item 11             Executive Compensation                               10-11

Item 12             Security Ownership of Certain Beneficial Owners
                     and Management                                       11

Item 13             Certain Relationships and Related Transactions        11

PART IV

Item 14             Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                  12

SIGNATURES                                                                13
                                2

                                      PART I

Item 1.   Business

(a)   General Development of Business

Standard Shares, Inc. ("Standard") was incorporated under Delaware law in 1925.

On December 28, 1989, Pittway Corporation ("Old Pittway"), a Pennsylvania corporation incorporated in 1950, merged into Standard through an exchange of stock and Standard changed its name to Pittway Corporation ("Pittway" or "Registrant"). Prior to the merger Standard owned 50.1% of Old Pittway. The merger was accounted for in a manner similar to a pooling of interests, using historical book values. Pittway and its subsidiaries are referred to herein collectively as the "Company."

The Company operates in two reportable industry segments: alarm and other security products, and publish-ing.

In April 1993, the Company distributed its investment in the AptarGroup, Inc. (formerly known as the Seaquist Division packaging group) to stockholders in a tax-free spinoff. AptarGroup, Inc. is a manufacturer of aerosol valves, dispensing pumps and closures which are sold to packagers and marketers in the personal care, fragrance/cosmetics, pharmaceutical, household products and food industries. In October 1992, the Company sold its Barr Company, a contract packager for marketers of aerosol and liquid fill (non-aerosol) personal and household products, to a Canadian packaging company. In July 1992, the Company sold its First Alert/BRK Electronics business to a new company formed by BRK management and an investment firm. Financial information relating to these transactions is set forth in Note 1 ("Discontinued Operations") to the Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders, page 25, which is incorporated herein by reference.

In 1991, the Company sold its expedited ground transportation service business to its local management.

(b)   Financial Information about Industry Segments

Financial information relating to industry segments for each of the three years ended December 31, 1993 is set forth in Note 13
("Segment Information") to the Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders, pages 29-30, which is incorporated herein by reference.

(c)   Narrative Description of Business

The principal operations, products and services rendered by the
Company:

Alarm and Other Security Products Segment

This segment involves the design, manufacture and sale of an extensive line of burglar alarm and commercial fire detection and alarm components and systems and the distribution of alarm and other security products manufactured by other companies. By offering a broad line of alarm products needed for security systems, the Company provides a full range of services to independent alarm installers, which range in size from one-man operations to the largest national alarm service companies. In every major domestic market area, quick delivery is provided through the Company's computerized regional warehouses and convenience center outlets, authorized distributors and dealers. Various products sold through the alarm system distribution group are purchased from non-affiliated suppliers and manufacturers to offer a broad range of products. Some of the products purchased are resold under the Company's Ademco brand name, others are resold under brand names owned by its suppliers. In the Canadian and overseas markets, alarm and other security products are sold through the Company's distribution centers, authorized dealers and sales agents.

Commercial fire detectors, fire controls and control communicators are sold through the Company's regional warehouses, electrical and building supply wholesalers and alarm and fire safety distributors.

Raw materials essential to the Company's businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available from more than one supplier and no serious shortages or delays have been encountered. Certain raw materials used in producing some of the Company's products can be obtained only from a small number of suppliers and could adversely impact production of alarm equipment and commercial fire detectors by the Company. The Company believes that the loss of any other single source of supply would not have a material adverse effect on its overall business.

Sales and marketing methods common to this industry segment include communications through the circulation of catalogs and merchandising bulletins, direct mail campaigns, and national and local advertising in trade publications. The Company's principal advantages in marketing are its reputation, broad product line, high quality products, extensive integrated distribution network, efficient customer service, competitive prices and brand names.

Within the industry there is competition from large and small manufacturers in both the domestic and foreign markets. While competitors will continue to introduce new products similar to those sold by the Company, the Company believes that its research and development efforts and expansion of its distribution network will permit it to remain competitive.

Publishing Segment

This segment is a publisher of 32 national business and trade magazines with other businesses in the marketing-communications field. The Company's publications serve both specific industries and broad functional markets which include specialized manufacturing, service industries, technical and professional fields and general management. Most publications are distributed on a monthly basis with several others distributed on a biweekly, annual or biennial frequency. With the exception of two magazines paid for by subscribers, the publications are distributed free through controlled circulation. The principal source of revenue is from the sale of advertising space within the magazines. Other facets of the business include: the operation of a printing plant for the printing and production of most of the Company's publications and those of other publishers; a national mail-marketing organization; a majority-owned subsidiary specializ-ing in the design and development of courses and conferences for managerial, professional and technical personnel; research and telemarketing services; direct-response card mailer service and special publications.

Within the publishing and marketing communications fields, competi-tion exists in the form of other publications and media communica-tion businesses. Reductions in advertising schedules by domestic industrial companies due to economic and other competitive pressures directly impacts the display advertising levels of the Company's publishing segment. The Company competes with one or more other magazines for advertising
                            4
revenue in each of its magazine titles. The Company's principal sales advantages include relevant editorial content and innovative marketing complemented by specialized multi-magazine supplements. The Company believes that its competitive position benefits from improvements in manufacturing productivity and from cost control programs. The Company places great emphasis on providing quality products and services to its customers.

Real Estate and Other Ventures

The Company is involved in the sale, marketing and development of land near Tampa, Florida for residential and commercial use. Fairway Village is an improved residential property being developed into single family homes situated adjacent to a major resort. Saddlebrook Village, a 2,000 acre parcel of land nearby, is approved for development as a master planned community.
Saddlebrook Corporate Center, a nearby 450 acre parcel, is a master planned business park for mixed use development including light manufacturing, research and development, distribution and warehousing, retail and other businesses. Principal competition comes from other residential and commercial developments in Florida.

The Company has a limited partnership interest in a real estate developer with major commercial and residential high rise properties in Chicago, Dallas, Los Angeles and Boston. See Item 7 of this Form 10-K. The Company also has invested in three rental apartment complexes located in Chicago and Washington, D.C. as a 5% limited partner that provide certain tax advantages.

The Company has a 45% interest in a leading manufacturer of commercial encryption equipment and of spread spectrum radios and a 5% equity interest in a satellite broadcast company which is expected to begin operations in the Spring of 1994.

The Company also has a 16 2/3% investment in a manufacturer of residential fire protection products which has filed a registration statement with the S.E.C. for an initial public offering of its stock.  See Item 7 of this Form 10-K.
                            5

Other Information

Patents and Trademarks -

While the Company owns or is licensed under a number of patents which are cumulatively important to its business, the loss of any single patent or group of patents would not have a material adverse effect on the Company's overall business.

Products manufactured by the Company are sold primarily under its own trademarks and tradenames. Some products purchased and resold by the Company's alarm and security products business are sold under the Company's tradenames while others are sold under tradenames owned by its suppliers.

Customers -

Neither of the Company's industry segments is dependent upon a single customer or a few customers. The loss of any one or more of these customers would not have a material adverse effect on the Company's results of operations.

Research and Development -

The Company is engaged in programs to develop and improve products as well as develop new and improved manufacturing methods. Expenditures for Company sponsored research and development activities in the alarm and other security products segment was $10.8 million in 1993, $10.0 million in 1992 and $10.2 million in 1991. These costs were associated with a number of products in varying stages of development, none of which represents a significant item of cost or is projected to be a significant addition to the Company's line of products.

Acquisitions and Dispositions -

Acquisitions of businesses by the Company in each of the three years ended December 31, 1993 were not significant to the Company's sales or results of operations. Dispositions by the Company, other than the discontinued operations previously discussed in the "General Development of Business" section, in each of the three years ended December 31, 1993 were not significant to the Company's sales or results of operations.
Product Liability -

Due to the nature of the alarm security business, the Company has been, and continues to be, subjected to numerous claims and lawsuits alleging defects in its products. This exposure has been lessened by the sale of First Alert/BRK Electronics. It is likely, due to the present litigious atmosphere in the United States, that additional claims and lawsuits will be filed in future years. The Company believes that it maintains sufficient insurance to cover this exposure.

While it believes that resolution of existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the financial impact of claims and lawsuits which may be filed in the future.
                            6

Environmental Matters -

The Company anticipates that compliance with various laws and regulations relating to protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.

Employees -

At December 31, 1993, there were approximately 4,800 persons employed by the Company, including 4,000 employed in the United
States. Approximately 1,000 of these employees were represented by labor unions. The Company considers its relations with its employees to be good.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations and export sales is set forth in Note 13 ("Segment Information") to the Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders, pages 29-30, which is incorporated herein by reference.
                            7

Item 2.   Properties

The Company's principal properties and their general characteristics are as follows:

                               Principal    Lease     Approximate
Location                         Use      Expiration  Square Feet
Alarm and Other
 Security Products Segment-
  Syosset, New York               (1)           N/A      341,000
  Syosset, New York               (3)           1997      14,000
  Northford, Connecticut          (1)           N/A      179,000
  New Haven, Connecticut          (2)           N/A       42,000
  St. Charles, Illinois           (1)           2002     158,000
  West Chicago, Illinois          (1)           1997      10,000
  San Antonio, Texas              (1)           1995      14,000
  Melbourne, Australia            (2)           1995       5,000
  Sydney, Australia               (2)           1998      25,000
  Montreal, Canada                (2)           1995       8,000
  Toronto, Canada                 (2)           1997       7,000
  London, England                 (1)           1994      18,000
  Milan, Italy                    (1)           N/A       14,000
  Milan, Italy                    (2)           1998       8,000
  Trieste, Italy                  (1)           N/A       40,000
  Juarez, Mexico                  (4)           1999      39,000
  Madrid, Spain                   (2)           1998       8,000

Publishing Segment-
  Cleveland, Ohio                 (3)           2000     179,000
  Cleveland, Ohio                 (2)           1996      30,000
  Berea, Ohio                     (5)           N/A      100,000
  New York, New York              (3)           1997      10,000
  Dunedin, Florida                (3)           1995       8,000
  Safety Harbor, Florida          (1)           1995      19,000

General Corporate-
  Chicago, Illinois               (3)           2001      12,000

Other properties in the alarm and other security products segment include 77 full-line convenience centers which function as retail-like sales distribution outlets to serve the North American market. The convenience centers are under leases expiring through 2002 and range in size from 1,200 to 30,000 square feet. Other properties in the publishing segment include 13 sales and/or editorial offices under leases expiring through 2003 and located in major cities throughout the United States. The Company believes the above facilities are adequate for its present needs.

(1)  Offices, Manufacturing and Warehousing
(2)  Warehousing
(3)  General Offices
(4)  Manufacturing
(5)  Printing
N/A  Not applicable - facilities are owned by the Company
                            8

Item 3.   Legal Proceedings

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit (James H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-1860), alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit. At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs have appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. Both appeals are presently being briefed and expected to be heard in spring 1994. Saddlebrook has moved for summary judgment on December 22, 1993 on the ground that plaintiffs' claims were fully litigated and decided in administrative action. The trial court ordered that, in the event plaintiffs' appeals are resolved by July 1994, Saddlebrook's motion for summary judgment will be heard in August 1994 and, in the event that such motion is denied, retrial will begin in October 1994.

Until October 14, 1989, Saddlebrook disputed responsibility for ultimate liability and costs (including costs of corrective action). On that date, the Company and Saddlebrook entered into an agreement to split equally the costs of the defense of the litigation, the costs of any ultimate judgment and the costs of mandated remedial work. The agreement provides for the Company to make subordinated loans to Saddlebrook to enable Saddlebrook to pay its half of the costs of the latter two items. No loans have been made to date.

The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

None.
                            9

                                   PART II

Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters

The information set forth under the heading "Market Prices, Security Holders and Dividend Information" appearing on page 33 of the Company's 1993 Annual Report to Stockholders is incorporated herein by reference.

Item 6.   Selected Financial Data

The information set forth under the heading "Supplemental
Information - Five Year Summary of Selected Financial Data" appearing on page 33 of the Company's 1993 Annual Report to Stockholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The information set forth under the heading "Management's
Discussion and Analysis of Consolidated Results of Operations and
Financial Condition" appearing on pages 34-35 of the Company's 1993 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements and Summary of Accounting Policies and Notes thereto, together with the report thereon of Price Waterhouse dated February 23, 1994, appearing on pages 19-32 of the Company's 1993 Annual Report to Stockholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

None.

                                 PART III

Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 1994.

Item 10.   Directors and Executive Officers of the Registrant

The information set forth under the headings "Nominees for Election by the Holders of Class A Stock", "Nominees for Election by the Holders of Common Stock", "Executive Officers" and "Section 16(a) Reports" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 19, 1994 is incorporated herein by reference.

Item 11.   Executive Compensation

The information set forth under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph"
                             10
in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 19, 1994 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 19, 1994 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information set forth under the headings "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" (which is cross-referenced under the heading "Certain Transactions") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 19, 1994 is incorporated herein by reference.
                            11

                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K

(a) Financial statements and financial statement schedules filed as a part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on pages 14-15 of this Form 10-K and are incorporated herein by reference.

          Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 24-25 of this Form 10-K, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14 (c) of Form 10-K is so identified on the Index to Exhibits.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PITTWAY CORPORATION
                                   (Registrant)

                                   BY /s/ Paul R. Gauvreau
                                   Paul R. Gauvrea
                                   Financial Vice President and
                                     Treasurer
Date:  March 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March
25, 1994.

/s/ Neison Harris                        /s/ Anthony Downs
Neison Harris, Director and              Anthony Downs, Director
  Chairman of the Board


/s/ King Harris                          /s/ Leo A. Guthart
King Harris, Director, President and     Leo A. Guthart, Director
  Chief Executive Officer


/s/ Paul R. Gauvreau                   /s/ Irving B. Harris
Paul R. Gauvreau, Principal            Irving B. Harris, Director
  Financial and Accounting Officer


/s/ Eugene L. Barnett                  /s/ William H. Harris
Eugene L. Barnett, Director            William H. Harris, Director



/s/ Sidney Barrows                     /s/ James H. Lorie
Sidney Barrows, Director               James H. Lorie, Director


/s/ Fred Conforti                      /s/ Sal F. Marino
Fred Conforti, Director                Sal F. Marino, Director

                       PITTWAY CORPORATION
                  INDEX TO FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:
                                                Page reference in
                                                Annual Report to
                                                  Stockholders


Financial Statements required by Item 8
 of this Form:

Consolidated Balance Sheet
 at December 31, 1993 and 1992                         20-21
For each of the three years
 ended December 31, 1993 -
  Consolidated Statement of Income                       19
  Consolidated Statement of Cash Flows                   22
  Consolidated Statement of
    Stockholders' Equity                                 23
Summary of Accounting Policies and Notes
  to Consolidated Financial Statements                 24-31
Report of Independent Accountants                        32

                                                Page reference in
                                                    Form 10-K

Financial Statement Schedules required by
 Article 12 of Regulation S-X:

Report of Independent Accountants on
 Financial Statement Schedules                           16
Consolidated Financial Statement Schedules -
   I. Marketable Securities -
        Other Investments                                17
  II. Amounts Receivable From Related Parties
        and Underwriters, Promoters, and Employees
        Other Than Related Parties -
        Continuing Operations                            18
  II. Amounts Receivable From Related Parties
        and Underwriters, Promoters, and Employees
        Other Than Related Parties -
        Discontinued Operations                          19
 VII. Guarantees of Securities of Other Issuers          20
VIII. Valuation and Qualifying Accounts                  21
  IX. Short-Term Borrowings                              22
   X. Supplementary Income Statement Information         23

                             PITTWAY CORPORATION
                        INDEX TO FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES
Continued -

The consolidated financial statements of Pittway Corporation, listed in the above index together with the Report of Independent
Accountants, which are included in the Company's 1993 Annual Report to Stockholders, are incorporated herein by reference.

All other schedules have been omitted because the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

With the exception of the aforementioned information and information incorporated by reference in Part I (in Item 1) and
Part II (in Items 5, 6, 7 and 8) of this Form 10-K, the Company's
1993 Annual Report to Stockholders is not deemed to be filed as part of this report.

The individual financial statements of the Company have been omitted because Pittway Corporation is primarily an operating company and the restricted net assets of subsidiaries together with the equity in undistributed earnings of equity investees is less than 25 percent of consolidated net assets. Summarized financial information for the limited real estate partnerships and other ventures is omitted because, when considered in the aggregate, they do not constitute a significant subsidiary.

                        REPORT OF INDEPENDENT ACCOUNTANTS ON
                           FINANCIAL STATEMENT SCHEDULES




To the Board of Directors
of Pittway Corporation

      Our audits of the Consolidated Financial Statements referred to in our report dated February 23, 1994 appearing on page 32 of the 1993 Annual Report to Stockholders (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the index on page 14 of this Form 10-K. In our opinion, these Financial Statement Schedul-es present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
      As discussed in Note 4 to the Consolidated Financial Statements contained in the 1993 Annual Report to Stockholders, pages 25-26, the Company changed its method of accounting for income taxes in 1993.





                           /s/ Price Waterhouse
                           PRICE WATERHOUSE


Chicago, Illinois
February 23, 1994

                              PITTWAY CORPORATION
             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (Dollars in Thousands)

Market           Carrying
    Name of Issue              Shares        Principal          Cost
Value             Value
Municipal Bonds (A)                           $16,114         $16,188
$16,260           $16,188
Preferred Stocks (A)           484,010                         15,118
15,281            15,118
Other                                                             101
  101               101
Total Short-Term
  Marketable Securities                                       $31,407
$31,642           $31,407

                                                                                     Market
Carrying
     Description               Shares        Principal          Cost
Value             Value
5.33% equity interest in
 United States Satellite
 Broadcasting                                                 $13,333
$20,000(B)        $13,333
16 2/3% equity investment
 in First Alert, Inc.          500,000                          5,000(D)
15,000(B)          5,000
5% and 13% equity interests
 in limited real estate
 partnerships                                                   8,375
9,000(B)          8,375
Land held for development
 or lease                                                      16,071
     (C)         16,071
Other investments,
 principally Cylink, a
 45% owned affiliate                                            8,374
     (C)          8,374
Total Real Estate and
 Other Ventures                                               $51,153
                $51,153


Leveraged Leases                                              $21,954
     (C)        $21,954


(A) The securities of no single issuer constitutes 2% or more of total assets.
(B) Excludes related deferred income taxes. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated market value amounts and the estimates presented may not necessarily be indicative of the amounts that the Registrant could realize in a current market exchange.
(C) Market value is not readily determinable but management believes it to be in excess of its carrying value.
(D) Cost is based upon the cash price per share paid for all other shares issued by such entity at the time of the sale of
    First Alert/BRK Electronics by the Company.
                                            17

                              PITTWAY CORPORATION
 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
           PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                          CONTINUING OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Dollars in Thousands)

                      Balance at                            Deductions
   Balance at end of period
                       beginning                       Amounts
  Name of Debtor       of period       Additions      collected      Other (C)
    Current     Not current
1993
P. Ibarrondo (A)         $435             $56                          ($85)
      $406

1992
P. Ibarrondo (A)         $518                                          ($83)
      $435

1991
P. Mazzacano (B)         $160                            ($160)
P. Ibarrondo (A)                         $518
      $518


(A) Loan bearing interest at a variable rate (approximately 13% per annum at December 31, 1993) and collateralized by marketable securities.
(B) Relocation loan for new housing which was repaid when prior residence was sold.
(C) Represents adjustments for the translation of local currency into U.S. dollars.
                                              18

                             PITTWAY CORPORATION
  SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
            PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                          DISCONTINUED OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Dollars in Thousands)

                      Balance at                            Deductions
   Balance at end of period
                       beginning                       Amounts
  Name of Debtor       of period       Additions      collected      Other (C)
    Current     Not current
1993
P. Cheru (A)             $129                                          ($129)(F)
C. Siebel (A)             130                                          (130)(F)
J. Blanie (B)             178                                          (178)(F)
F. Boutan (D)             118                                          (118)(F)

1992
P. Cheru (A)             $150                           ($11)          ($10)(E)
      $12         $117
C. Siebel (A)             154                            (14)           (10)(E)
       14          116
J. Blanie (B)             197                             (6)           (13)(E)
        7          171
L. Lowrimore (C)          288                           (288)
F. Boutan (D)             125                                            (7)(E)
                   118

1991
P. Cheru (A)             $164                           ($11)           ($3)(E)
      $12         $138
C. Siebel (A)             170                            (13)            (3)(E)
       15          139
J. Blanie (B)             205                             (5)            (3)(E)
        7          190
L. Lowrimore (C)          168       $120
       288
F. Boutan (D)             128                                            (3)(E)
                   125


(A) Housing loans which were due in 1999 and 2001 for Mr. Cheru and Mr. Siebel, respectively, were payable in quarterly installments and bore interest at 6% and 2.23% per annum for Mr. Cheru and Mr. Siebel, respectively. The residences were pledged as collateral.
(B) Relocation loan for new housing which was due in 2009 and bore interest at 6% per annum.
(C) Relocation loan for new housing which was repaid when prior residence was sold. The loan was interest-free.
(D) Relocation loan for new housing due in 1995, bearing interest at 9% per annum and secured by a residence.
(E) Represents adjustments for the translation of local currency into U.S. dollars.
(F) Represents assumption of the receivable by AptarGroup, Inc. which was spunoff in April 1993.
                                    19

                            PITTWAY CORPORATION
         SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                   FOR THE YEAR ENDED DECEMBER 31, 1993
                           (Dollars in Thousands)

                                                                           Nature
of any default
                                                                          by
issuer of securities
  Name of issuer of      Title of issue
guaranteed in principal,
securities guaranteed    of each class     Total amount
interest, sinking fund or
 by person for which     of securities    guaranteed and    Nature of
redemption provisions, or
 statement is filed        guaranteed      outstanding      guarantee
payment of dividends
Illinois Housing       Real Estate First      $1,200       Principal and
   None
Development Authority  Mortgage Notes                      Interest (A)
(175 N. Harbor Drive   Maturing 2008
Limited Partnership)



(A)       In participation with Metropolitan Life Insurance Company


                         PITTWAY CORPORATION
          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                        (Dollars in Thousands)


                                              Balance at       Charges to
Deductions        Balance
                                               beginning        costs and
   from            at end
                                               of period         expenses
reserve (A)       of period

1993
Allowance for doubtful accounts                  $5,867           $2,938
   $3,284           $5,521
Inventory obsolescence reserve                    4,583            2,641
    2,002            5,222
Valuation allowance-deferred income taxes         4,842(B)           778
                     5,620

1992
Allowance for doubtful accounts                  $6,948           $2,806
   $3,887           $5,867
Inventory obsolescence reserve                    5,557            1,657
    2,631            4,583

1991
Allowance for doubtful accounts                  $5,521           $4,530
   $3,103           $6,948
Inventory obsolescence reserve                    4,818            2,540
    1,801            5,557


(A) Write-off of accounts considered uncollectible, net of recoveries, or write-off of obsolete inventory. Also includes valuation accounts of acquired or divested companies and foreign currency translation adjustments, net.
(B) Balance established January 1, 1993 with the adoption of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

                       PITTWAY CORPORATION
               SCHEDULE IX - SHORT-TERM BORROWINGS
      FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                      (Dollars in Thousands)

                                                                     Maximum
     Average        Weighted
                                                      Weighted       amount
     amount         average
                                          Balance     average      outstanding
   outstanding      interest
        Category of aggregate            at end of    interest      during the
   during the     rate during
        short-term borrowings             period        rate         period
   period (A)    the period (B)
1993
Short-term notes payable (to banks):
  Domestic                                $28,380       3.60%        $30,500
    $19,255          3.49%
  Foreign                                   2,479      11.76           2,479
      1,874         12.28

1992
Short-term notes payable (to banks):
  Domestic                                                           $17,600
     $4,417          4.18%
  Foreign                                  $2,001      16.23%          7,334
      3,868         13.27

1991
Short-term notes payable (to banks):
  Domestic                                                           $10,450
     $4,300          6.49%
  Foreign                                 $11,399      12.05%         11,399
      6,737         11.89


(A) Average amount outstanding during the period is computed on a month-end basis.
(B) Average interest for the year is based on the weighted average of the stated month-end rates.

                          PITTWAY CORPORATION
        SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                         (Dollars in Thousands)

                                                     Charged to costs and
expenses
                                            1993                  1992
        1991
Advertising costs (A)                     $13,707               $13,807
      $14,453

(A)Advertising costs are charged to expense as incurred.

                                INDEX TO EXHIBITS



                                                                 Sequential
Number and Description of Exhibit                               Page Number***

  3.1 Restated Certificate of Incorporation of Registrant
      (incorporated by     reference to Exhibit 3.1 of the
      Registrant's Annual Report on Form 10-K for the year ended February 29, 1988).

  3.2 Certificate of Amendment to Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4.2 of the Registrant's Form S-8 Registration Statement No. 33 - 33312 filed with the Commission on February 2, 1990).

  3.3 Bylaws of Registrant (incorporated by reference to Exhibit 4.3 of the Registrant's Form S-8 Registration
      Statement No. 33 - 33312 filed with the Commission on
      February 2, 1990).

   4. The Registrant hereby agrees to provide the Commission, upon request, copies of such instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified in
      Item 601(b)(4)(iii) of Regulation S-K.

 10.1 Amended and Restated Merger Agreement and Plan of
      Reorganization (incorporated by reference to Exhibit 2 of the Registrant's Form S-4 Registration Statement
      No. 33 - 31519 filed with the Commission on October 11, 1989).

 10.2 Combination Agreement by and among Pittway Corporation,
      AptarGroup, Inc. Karin Pilz, Peter Pfeiffer, Klaus
      Pfeiffer and Elke Miedler, without exhibits (incorporated by reference to Exhibit 2.1 to Form S-1 Registration
      Statement No. 33 - 58132 of AptarGroup, Inc.
      filed February 10, 1993).

 10.3 Pittway Corporation 1990 Stock Awards Plan (incorporated by reference to the Registrant's Form S-8 Registration
      Statement No. 33 - 33312 filed with the Commission on February 2, 1990).

 10.4 Second Extension and Amendment of Agreement of
      Employment with Sal F. Marino dated December 31, 1993.**       26-27


 10.5 Agreement of Employment dated July 2, 1973 with Leo A. Guthart, as amended (incorporated by reference to Exhibit 10(f) of the Registrant's Form S-4 Registration Statement No. 33-31519 filed with the Commission on October 11, 1989).**

                                                                 Sequential
Number and Description of Exhibit                               Page Number***

 13. 1993 Annual Report to Stockholders.*                            28-44

 21. Subsidiaries of the Registrant.                                 45-46

 23. Consent of Independent Accountants.                              47




 * Such report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Form 10-K.

** This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to
    Item 14 (c) of Form 10-K.

*** This information appears only in the manually signed original of this Form 10-K.