Form 10-Q
period 1994-03-31
PITTWAY CORP /DE/
filed 1994-05-11
CIK 93469

                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004



                                FORM 10-Q


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1994


                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 1-4821


                             PITTWAY CORPORATION
           (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                         13-5616408
(State of Incorporation)    (I.R.S. Employer Identification No.)


200 South Wacker Drive, Chicago, Illinois        60606-5802
(Address of Principal Executive Offices)         (Zip Code)


                               312/831-1070
             (Registrant's Telephone Number, Including Area Code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X          No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 1, 1994).

                        Common Stock      2,626,024
                        Class A Stock    11,314,700

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 1994

                                    INDEX




PART I.     FINANCIAL INFORMATION                          Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three Months Ended March 31, 1994 and 1993     3

            Consolidated Balance Sheet -
              March 31, 1994 and December 31, 1993         4 - 5

            Consolidated Statement of Cash Flows -
              Three Months Ended March 31, 1994 and 1993     6

            Notes to Consolidated Financial Statements     7 - 10

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                  10 - 11

PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                             12 - 13

   ITEM 6.  Exhibits and Reports on Form 8-K                 14

SIGNATURE                                                    14

                 PITTWAY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
             (Dollars in Thousands, Except Per Share Data
                              (UNAUDITED)

                                          1994            1993
CONTINUING OPERATIONS:
Net Sales..........................     $176,543        $151,777
Operating Expenses:
  Cost of sales....................      105,292          92,305
  Selling, general and
    administrative.................       54,573          47,631
  Depreciation and amortization....        4,783           4,116

                                         164,648         144,052
Operating Income...................       11,895           7,725
Other Income (Expense):
  Gain on sale of investment.......       17,051
  Income from marketable securities
    and other interest.............          812             698
  Interest expense.................         (754)           (533)
  Income from investments..........          538             582
  Miscellaneous, net...............          434               8
                                          18,081             755
Income From Continuing Operations
  Before Income Taxes..............       29,976           8,480
Provision For Income Taxes.........       12,020           3,311
INCOME FROM CONTINUING OPERATIONS..       17,956           5,169

Income From Discontinued Operations                        9,459
Income Before Cumulative Effect of
  Changes in Accounting Principles.       17,956          14,628
Cumulative Effect of Changes In
  Accounting For Income Taxes and
  Postretirement Benefits..........                        1,535
NET INCOME.........................     $ 17,956        $ 16,163

Per Share of Common and Class A Stock:
  Income from continuing operations     $   1.29        $    .37
  Income from discontinued operations                        .68
  Cumulative effect of changes in
    accounting principles..........                          .11
  Net Income.......................     $   1.29        $   1.16

Cash Dividends Declared Per Share:
   Common..........................     $    .10        $    .15
   Class A.........................     $    .125       $    .175

Average Number of Shares Outstanding
   (in thousands)..................       13,941          13,941

                         See accompanying notes.
                                  3

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                           (Dollars in Thousands)
                                (UNAUDITED)

                                       March 31,   December 31,
                                         1994          1993
ASSETS

Current Assets:
  Cash and equivalents.............      $     45      $  1,908
  Marketable securities............        35,222        31,407
  Accounts and notes receivable,
    less allowance for doubtful
    accounts of $6,069 and $5,521..       141,907       115,947
  Inventories......................       108,976       100,065
  Future income tax benefits.......        13,597        15,232
  Prepayments, deposits and other..         9,294         7,974
                                          309,041       272,533


Property, Plant and Equipment, at cost:
  Buildings........................        26,098        25,530
  Machinery and equipment..........       139,789       132,168
                                          165,887       157,698
  Less: Accumulated depreciation...       (85,196)      (81,375)
                                           80,691        76,323
  Land.............................         2,403         2,403
                                           83,094        78,726


Investments:
  Real estate and other ventures...        46,565        51,153
  Leveraged leases.................        22,724        21,954
                                           69,289        73,107

Other Assets:
   Goodwill, less accumulated
    amortization of $6,451
    and $6,159.....................        40,052        40,357
   Other intangibles, less
    accumulated amortization of
    $8,609 and $8,288..............         6,548         6,658
   Notes receivable................         6,004         5,362
   Miscellaneous...................         5,107         5,234
                                           57,711        57,611
                                         $519,135      $481,977

                         See accompanying notes.
                                  4

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                           (Dollars in Thousands)
                                (UNAUDITED)

                                        March 31,    December 31,
                                          1994           1993

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable.....................     $ 34,994      $ 30,859
  Long-term debt due within one year        5,950         5,649
  Dividends payable.................        1,758         1,757
  Accounts payable..................       42,739        44,489
  Accrued expenses..................       35,791        33,744
  Income taxes payable..............       16,027         4,911
  Retirement and deferred
    compensation plans..............          634           605
  Unearned income...................        5,697         5,320
                                          143,590       127,334

Long-term Debt, less current
  maturities........................        9,005         6,083

Deferred Liabilities:
  Income taxes......................       51,345        51,883
  Other.............................        4,882         4,613
                                           56,227        56,496

Stockholders' Equity:
  Preferred stock, none issued......
  Common capital stock, $1 par value-
    Common stock....................        2,626         2,626
    Class A stock...................       11,315        11,315
  Capital in excess of par value....       28,348        28,348
  Retained earnings.................      269,907       253,628
  Cumulative marketable securities
    valuation adjustment............        1,544
  Cumulative foreign currency
    translation adjustment..........       (3,427)       (3,853)
                                          310,313       292,064
                                         $519,135      $481,977



                         See accompanying notes.

                 PITTWAY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                        (Dollars in Thousands)
                             (UNAUDITED)

                                            1994          1993
Cash Flows From Continuing Operating
  Activities:
    Income from continuing operations.    $ 17,956      $  5,169
    Adjustments for noncash items
      included in income from
      continuing operations:
        Depreciation and amortization.       4,783         4,116
        Gain on sale of investment,
          net of taxes................     (10,249)
        Deferred income taxes.........       1,796          (615)
        Retirement and deferred
          compensation plans..........         346          (620)
        Income from investments
          adjusted for cash
          distributions received......        (424)         (517)
        Provision for losses on
          accounts receivable.........         695           822
        Change in assets and liabilities,
          excluding effects of acquisitions,
          dispositions and foreign currency
          adjustments:
            Increase in accounts and notes
              receivable..............      (5,416)       (5,016)
            Increase in inventories...      (8,549)       (6,159)
            Decrease in accounts payable
              and accrued expenses....        (351)       (6,090)
            Increase in income taxes
              payable.................       2,584         3,399
            Other changes, net........      (1,037)          110
    Net cash provided by (used in)
      continuing operations...........       2,134        (5,401)

Cash Flows From Investing Activities:
  Capital expenditures................      (8,474)       (6,377)
  Proceeds from the sale of
    marketable securities.............       8,356        20,592
  Purchases of marketable securities..      (8,793)      (18,092)
  Disposition of property and
    equipment.........................          71            31
  Additions to investments............        (786)           (6)
  Collections of notes receivable.....         176            78
  Net cash used in investing activities     (9,450)       (3,774)

Cash Flows From Financing Activities:
  Net increase in notes payable.......       3,964         8,309
  Proceeds of long-term debt..........       3,230
  Repayments of long-term debt........        (131)         (152)
  Dividends paid......................      (1,676)
  Net cash provided by (used in)
    financing activities..............       5,387         8,157
Effect of Exchange Rate Changes on Cash         66           (74)
Net Cash Used By Discontinued Operations                  (2,364)
Decrease In Cash And Equivalents......      (1,863)       (3,456)
Cash And Equivalents At
  Beginning Of Period.................       1,908         3,638
Cash And Equivalents At End Of Period.    $     45      $    182

                          See accompanying notes.

                                              1994          1993
Supplemental cash flow disclosure:
  Interest paid.......................    $    654      $    705
  Income taxes paid...................       1,429         1,804

                    PITTWAY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in Thousands, Unaudited)



Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pittway and its majority-owned subsidiaries (the "Company" or "Registrant"). Summarized financial information for the limited real estate partnership ventures and other affiliates is omitted because, when considered in the aggregate, they do not constitute a significant subsidiary. Certain prior year amounts have been reclassified to conform to the current year classification.

The accompanying consolidated financial statements are unaudited but reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein. However, the financial statements and related notes do not include all disclosures normally provided in the Company's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Note 2.  Changes in Accounting Principles

On January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to record its investments in certain debt and equity securities available-for-sale at market value. Changes in market value for these securities are to be reported, net of tax, in a separate component of stockholders' equity until realized. Prior to the adoption of SFAS No. 115, these securities were valued at the lower of aggregate cost or market. SFAS No. 115 does not apply to investments accounted for using the equity method or for which readily determinable market values are not available. As a result of adopting SFAS No. 115, a $141 unrealized gain, net of tax, was recorded to stockholders' equity at January 1, 1994.
The adoption of this statement had no impact on net income and prior year financial statements are not restated.

On January 1, 1993 the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", and No. 109, "Accounting for Income Taxes". The cumulative effect of the changes in accounting principles on years prior to 1993 was a $1,965 benefit for income taxes and a $430 after-tax charge for postretirement benefits.

Note 3.  Marketable Securities

Information about the Company's available-for-sale securities at March 31, 1994 and December 31, 1993 is as follows:

                                Preferred     Common    Municipal
                                  Stocks      Stock       Bonds
     March 31, 1994 -
       Aggregate cost            $ 22,386    $    629    $  9,604
       Net unrealized holding
         gain                         116       2,454           5
       Aggregate fair value      $ 22,502    $  3,083    $  9,609
     December 31, 1993 -
       Aggregate cost            $ 15,118                $ 16,174
       Net unrealized holding
         gain                         163                      72
       Aggregate fair value      $ 15,281                $ 16,246

The contractual maturities for the municipal bonds (at fair value) are as follows: within one year ($4,694), after one year through five years ($2,414), after five years through ten years
($1,500) and after ten years ($1,001).

In March 1994, the Company reduced its 16.67% ownership holdings in First Alert, Inc. by selling 1,355,000 of its 1,550,000 shares in connection with an initial public offering of First Alert, Inc. common stock. The sale of the shares resulted in a pretax gain of $17,051. The Company sold its remaining 195,000 shares in April, resulting in a pretax gain of $2,454 which will be recorded in the second quarter of 1994. The $24,505 proceeds from the two sales were received in April. $21,422 is included in accounts receivable and $3,083 in marketable securities in the consolidated balance sheet at March 31, 1994. Prior to the initial public offering, the Company's equity investment in First Alert, Inc. was recorded at a cost of $5 million.

The $2,454 unrealized gain on the 195,000 shares of First Alert, Inc. common stock held at March 31, 1994 is included, net of tax, in a separate component of stockholders' equity at March 31, 1994 (see Note 2).
Realized gains and losses are based upon the specific identification method. Information about the Company's sales transactions of available-for-sale securities for the three months ended March 31 is as follows:

                                   1994               1993
       Cash proceeds              $  8,356           $ 20,525
       Realized gains -
         First Alert              $ 17,051
         Other                    $    180           $    341
       Realized losses            $      6           $     97

Note 4.  Inventories

Inventories consist of the following:

                                   March 31,       December 31,
                                     1994             1993
    Raw materials                   $ 26,235         $ 23,313
    Work in process                   11,530            9,311
    Finished goods -
      Manufactured by the Company     39,802           33,912
      Manufactured by others          32,057           34,087
            Total                    109,624          100,623
    Less LIFO reserve                   (648)            (558)
                                    $108,976         $100,065

Note 5.  Earnings per Share

Net income per share of common capital stock is based on the combined weighted average number of Common and Class A shares outstanding during each period and does not include Class A shares issuable upon exercise of stock options because the dilutive effect is not significant.
Note 6.  Discontinued Operations

The Company distributed its investment in the Seaquist packaging group (now known as AptarGroup, Inc.) to stockholders in a tax-free spinoff on April 22, 1993.

Net sales of the discontinued operations were $95,210 for the three months ended March 31, 1993.


Note 7.  Legal Proceedings

On May 10, 1989, a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In December 1990 the trial court entered an order vacating the judgment and awarding a new trial, which was affirmed on appeal in March 1992. On remand to the trial court, Saddlebrook's motion for summary judgment, on the ground that plaintiff's claims were fully tried and rejected in a related administrative proceeding, is pending. If that motion is not granted, retrial is currently set for October 1994. The Company and Saddlebrook have entered into an agreement to split equally the costs of the defense of the litigation and the costs of certain related litigation and proceedings, the costs of the ultimate judgment, if any, and the costs of any mandated remedial work. Subject to certain conditions, the agreement permits Saddlebrook to obtain subordinated loans from the Company to enable Saddlebrook to pay its one-half of the costs of the latter two items. No loans have been made to date. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

Sales increased 16% over the first quarter of 1993 due to higher sales in both the alarm and publishing segments. Gross profit grew at a faster rate than sales, 20%, reflecting better coverage of fixed costs through higher volume. Selling, general and administrative expenses increased 15% due to increased costs associated with the expanded sales volume.

Alarm product sales increased due to continued market acceptance of the newer burglar and commercial fire alarm products. Operating income increased primarily because of the expanded sales volume partially offset by costs of new product introductions, particularly low profile smoke detectors.

Publishing sales rose from a year ago due to a modest increase in advertising pages coupled with a firming of page rates.
Operating income increased due to higher list rentals, increased advertising pages at higher rates and profits from a bi-annual directory.

Included in other income is a $17.1 million pretax gain on the sale of 1,355,000 shares of First Alert, Inc. common stock which were included in an initial public offering. Excluding the gain on sale of investment, other income was more favorable in 1994 due to higher miscellaneous income. The increase in investment income was offset by higher interest expense.

The effective tax rate increased from 39% in 1993 to 40% in 1994 due to an increase in the U.S. Federal income tax rate in August
1993 from 34% to 35%.

One-time accounting changes applicable to 1993 continuing operations included a $2.0 million benefit from the adoption of SFAS No. 109, "Accounting for Income Taxes", and an after-tax charge of $.4 million from the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".
                                 10

Earnings from discontinued operations amounted to $6.4 million.
A $3.1 million benefit from the adoption of SFAS No. 109 is also included in income from discontinued operations.

FINANCIAL CONDITION

The Company's financial condition remained strong through the first quarter of 1994. Management anticipates that operations and borrowings will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments, to pay dividends and to reduce debt. As a result of selling its investment in First Alert, Inc. the Company received $24.5 million in April 1994. It is expected that these proceeds will be used to reduce outstanding debt, finance the growth in operations, invest in real estate and other ventures and pay approximately $9.7 million in income taxes associated with the sale.

In the 1994 first quarter, the primary sources of cash provided by continuing operations were profits before depreciation, amortization, deferred income taxes and the net gain on sale of investment. Such cash generated was largely used to finance the $14 million increase in accounts receivable and inventories. The $2 million available cash generated from operations, along with a $4 million increase in short-term bank borrowings were used to pay dividends and to pay for $8.5 million in capital expenditures. Indebtedness of approximately $3 million was recorded in the first quarter of 1994 to record a sale/leaseback transaction on certain production equipment. For 1993, the cash dividends normally paid in January were paid in December 1992.

The Company is continually investigating opportunities for growth in related areas and is presently committed to invest approximately $17 million in certain ventures through 1996.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the present weak commercial real estate market. The Company's deferred income tax liability accounts fully cover the tax payments that would be due if properties were sold or returned to the lenders and such events would have no effect on income. However, any such tax payments would negatively impact the Company's cash position.
The likelihood, extent and timing of such payments is not readily determinable, but the maximum total amount at March 31, 1994 is approximately $15 million.

                         PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit (James H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-1860), alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony.
The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit. At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs have appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and the participants await its decision. The other appeal is being briefed and awaiting a hearing date. Saddlebrook moved for summary judgment on December 22, 1993 on the ground that plaintiffs' claims were fully litigated and decided in administrative action. The trial court ordered that, in the event plaintiffs' appeals are resolved by July 1994, Saddlebrook's motion for summary judgment will be heard in August 1994 and, in the event that such motion is denied, retrial will begin in October 1994.

Until October 14, 1989, the Company and Saddlebrook disputed responsibility for ultimate liability and costs (including costs of corrective action). On that date, the Company and Saddlebrook entered into an agreement with regard to such matters. The agreement, as amended and restated on July 16, 1993, provides for the Company and Saddlebrook to split equally the costs of the defense of the litigation and the costs of certain related litigation and proceedings, the costs of the ultimate judgment, if any, and the costs of any mandated remedial work. Subject to certain conditions, the agreement permits Saddlebrook to obtain subordinated loans from the Company to enable Saddlebrook to pay its one-half of the costs of the latter two items. No loans have been made to date.

The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  No exhibits are included with this report.

       (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PITTWAY CORPORATION
                                    (Registrant)


                             By     /s/ Paul R. Gauvreau
                                    Paul R. Gauvreau
                                    Financial Vice President
                                     and Treasurer
                                    (Duly Authorized Officer and
                                     Principal Financial Officer)





Date: May 9, 1994