Form 10-Q
period 1994-06-30
PITTWAY CORP /DE/
filed 1994-08-05
CIK 93469

                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004



                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1994

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 1, 1994).

                        Common Stock      2,626,024
                        Class A Stock    11,314,700

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1994

                                    INDEX




                                                                     Page

PART I.     FINANCIAL INFORMATION

  ITEM 1.     Financial Statements

              Consolidated Statement of Income -
                Three Months and Six Months Ended
                June 30, 1994 and 1993                                3

              Consolidated Balance Sheet -
                June 30, 1994 and December 31, 1993                 4 - 5

              Consolidated Statement of Cash Flows -
                Six Months Ended June 30, 1994 and 1993               6

              Notes to Consolidated Financial Statements            7 - 10

  ITEM 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                         10 - 11

PART II.    OTHER INFORMATION

  ITEM 1.     Legal Proceedings                                    12 - 13

  ITEM 4.     Submission of Matters to a Vote of Security Holders     13

  ITEM 6.     Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                            14

                    PITTWAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                (Dollars in Thousands, Except Per Share Data)
                                 (UNAUDITED)

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                        1994      1993      1994      1993
CONTINUING OPERATIONS:
Net Sales............................ $189,220  $158,414  $365,763  $310,191
Operating Expenses:
 Cost of sales.......................  115,649    97,607   220,941   189,912
 Selling, general and administrative.   57,147    49,119   111,720    96,750
 Depreciation and amortization.......    5,068     4,224     9,851     8,340
                                       177,864   150,950   342,512   295,002
Operating Income.....................   11,356     7,464    23,251    15,189
Other Income (Expense):
 Gain on sale of investment..........    2,455              19,506
 Income from marketable securities
   and other interest................    1,147       504     1,959       884
 Interest expense....................     (706)   (1,021)   (1,460)   (1,554)
 Income from investments.............      744       562     1,282     1,144
 Miscellaneous, net..................      407       186       841       512
                                         4,047       231    22,128       986
Income From Continuing Operations
 Before Income Taxes.................   15,403     7,695    45,379    16,175
Provision For Income Taxes...........    5,994     3,218    18,014     6,529
INCOME FROM CONTINUING OPERATIONS....    9,409     4,477    27,365     9,646
Income From Discontinued Operations..              1,267              10,726
Income Before Cumulative Effect of
  Changes in Accounting Principles...    9,409     5,744    27,365    20,372
Cumulative Effect of Changes In
  Accounting For Income Taxes and
  Postretirement Benefits............                                  1,535
NET INCOME........................... $  9,409  $  5,744  $ 27,365  $ 21,907

Per Share of Common and Class A Stock:
  Income from continuing operations.. $    .67  $    .32  $   1.96  $    .69
  Income from discontinued operations                .09                 .77
  Cumulative effect of changes in
    accounting principles............                                    .11
  Net Income......................... $    .67  $    .41  $   1.96  $   1.57


Cash Dividends Declared Per Share:
  Common............................. $   .10   $   .10   $   .20   $   .25
  Class A............................ $   .125  $   .125  $   .25   $   .30


Average Number of Shares Outstanding
  (in thousands).....................   13,941    13,941    13,941    13,941



                          See accompanying notes.

                      PITTWAY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                 June 30,     December 31,
                                                   1994           1993
ASSETS

CURRENT ASSETS:
  Cash and equivalents....................         $  1,018       $  1,908
  Marketable securities...................           43,972         31,407
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $6,614 and $5,521.....................          126,796        115,947
  Inventories.............................          116,381        100,065
  Future income tax benefits..............           14,908         15,232
  Prepayments, deposits and other.........            9,188          7,974
                                                    312,263        272,533


PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings...............................           26,323         25,530
  Machinery and equipment.................          145,498        132,168
                                                    171,821        157,698
  Less: Accumulated depreciation..........          (87,934)       (81,375)
                                                     83,887         76,323
  Land....................................            2,403          2,403
                                                     86,290         78,726


INVESTMENTS:
  Real estate and other ventures..........           53,524         51,153
  Leveraged leases........................           23,143         21,954
                                                     76,667         73,107

OTHER ASSETS:
  Goodwill, less accumulated amortization
    of $6,745 and $6,159..................           39,764         40,357
  Other intangibles, less accumulated
    amortization of $9,063 and $8,288.....            6,179          6,658
  Notes receivable........................            5,544          5,362
  Miscellaneous...........................            5,116          5,234
                                                     56,603         57,611
                                                   $531,823       $481,977









                          See accompanying notes.

                      PITTWAY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                 June 30,     December 31,
                                                   1994           1993
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................         $ 34,454       $ 30,859
  Long-term debt due within one year......            5,946          5,649
  Dividends payable.......................            1,758          1,757
  Accounts payable........................           47,213         44,489
  Accrued expenses........................           38,234         33,744
  Income taxes payable....................           16,268          4,911
  Retirement and deferred
    compensation plans....................              764            605
  Unearned income.........................            4,999          5,320
                                                    149,636        127,334

LONG-TERM DEBT, less current maturities...            9,476          6,083

DEFERRED LIABILITIES:
  Income taxes............................           51,258         51,883
  Other...................................            5,120          4,613
                                                     56,378         56,496

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................            2,626          2,626
    Class A stock.........................           11,315         11,315
  Capital in excess of par value..........           28,348         28,348
  Retained earnings.......................          277,639        253,628
  Cumulative marketable securities
    valuation adjustment..................             (705)
  Cumulative foreign currency translation
    adjustment............................           (2,890)        (3,853)
                                                    316,333        292,064
                                                   $531,823       $481,977













                          See accompanying notes.

                      PITTWAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                       1994        1993
Cash Flows From Continuing Operating Activities:
  Income from continuing operations................  $ 27,365    $  9,646
  Adjustments for noncash items included in
   income from continuing operations:
    Depreciation and amortization..................     9,851       8,340
    Gain on sale of investment, net of taxes.......   (11,776)
    Deferred income taxes..........................    (1,542)     (1,180)
    Retirement and deferred compensation plans.....       683        (301)
    Income from investments adjusted for
     cash distributions received...................    (1,103)     (1,048)
    Provision for losses on accounts receivable....     1,434       1,562
    Change in assets and liabilities, excluding
     effects from foreign currency adjustments:
       Increase in accounts and notes
        receivable.................................   (11,826)    (13,060)
       Increase in inventories.....................   (15,427)     (9,189)
       Increase (decrease) in accounts payable
        and accrued expenses.......................     5,707      (1,478)
       Increase in income taxes payable............    13,068       7,035
       Other changes, net..........................    (1,680)     (1,087)
  Net cash provided by (used in)
    continuing operations..........................    14,754        (760)

Cash Flows From Investing Activities:
  Capital expenditures.............................   (15,905)    (13,217)
  Proceeds from the sale of investment.............    16,776
  Proceeds from the sale of marketable securities..    19,261      28,871
  Purchases of marketable securities...............   (32,853)    (26,672)
  Disposition of property and equipment............       226         233
  Additions to investments.........................    (7,513)     (6,679)
  Collections of notes receivable..................       755         693
  Net cash used in investing activities............   (19,253)    (16,771)


Cash Flows From Financing Activities:
  Net increase in notes payable....................     3,372      24,674
  Proceeds of long-term debt.......................     3,756         207
  Repayments of long-term debt.....................      (263)       (187)
  Dividends paid...................................    (3,353)     (2,373)
  Net cash provided by financing activities........     3,512      22,321

Effect of Exchange Rate Changes on Cash ...........        97         (70)
Net Cash Used In Discontinued Operations...........                (4,666)
Increase (Decrease) in Cash and Equivalents........      (890)         54
Cash and Equivalents at Beginning of Period........     1,908       3,638
Cash and Equivalents at End of Period..............  $  1,018    $  3,692

                          See accompanying notes.
=============================================================================
Supplemental cash flow disclosure:
                                                       1994        1993
  Interest paid....................................  $  1,386    $  1,458
  Income taxes paid................................     7,832       6,985

                                     6

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

Note 3.  Marketable Securities

Information about the Company's available-for-sale securities at June 30, 1994 and December 31, 1993 is as follows:

                                         Adjustable
                                           Rate
                                         Preferred   Municipal
                                          Stocks       Bonds       Other
   June 30, 1994 -
     Aggregate cost                       $ 43,832    $  1,144    $    171
     Net unrealized holding loss            (1,173)         (2)
     Aggregate fair value                 $ 42,659    $  1,142    $    171

   December 31, 1993 -
     Aggregate cost                       $ 15,118    $ 16,174
     Net unrealized holding gain               163          72
     Aggregate fair value                 $ 15,281    $ 16,246

The contractual maturities for the municipal bonds (at fair value) are as follows: within one year ($629), after one year through five years ($413) and after ten years ($100).

In connection with an initial public offering of First Alert, Inc. common stock in 1994, the Company sold its 16.67% ownership in First Alert, Inc. by selling 1,355,000 shares in March and the remaining 195,000 shares in April. The sale of the shares resulted in a pretax gain of $19,506. The $24,506 pre-tax proceeds from the two sales were received in April. Prior to the initial public offering, the Company's equity investment in First Alert, Inc. was recorded at a cost of $5 million.

Realized gains and losses are based upon the specific identification method. Information about the Company's sales transactions of available-for-sale securities for the six months ended June 30 is as follows:

                                           1994               1993
       Cash proceeds                      $ 19,261           $ 28,964
       Realized gains -
         First Alert                      $ 19,056
         Other                            $    182           $    372
       Realized losses                    $     34           $     97

Note 4.  Inventories

Inventories consist of the following:

                                       June 30,       December 31,
                                         1994             1993
       Raw materials                    $ 29,701         $ 23,313
       Work in process                    12,580            9,311
       Finished goods -
         Manufactured by the Company      41,224           33,912
         Manufactured by others           33,614           34,087
                 Total                   117,119          100,623
       Less LIFO reserve                    (738)            (558)
                                        $116,381         $100,065

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

Net sales of the discontinued operations for the three months and six months ended June 30, 1993 were $22,263 and $117,473, respectively.


Note 7.  Legal Proceedings

On May 10, 1989, a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In December 1990 the trial court entered an order vacating the judgment and awarding a new trial, which was affirmed on appeal in March 1992. On remand to the trial court, Saddlebrook's motion for summary judgment, on the ground that plaintiff's claims were fully retried and rejected in a related administrative proceeding, which administrative ruling has been appealed to the Florida Supreme Court, is pending. If that motion is not granted, retrial is
currently set for April 1995.   The Company and Saddlebrook have entered into
an agreement to split equally the costs of the defense of the litigation and the costs of certain related litigation and proceedings, the costs of the ultimate judgment, if any, and the costs of any mandated remedial work. Subject to certain conditions, the agreement permits Saddlebrook to obtain subordinated loans from the Company to enable Saddlebrook to pay its one-half of the costs of the latter two items. No loans have been made to date. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the second quarter and first six months of 1994, sales increased 19% and 18%, respectively, due to higher sales in both the alarm and publishing segments. Gross profit grew at a faster rate than sales, (21% for the quarter and 20% for the first six months), reflecting better coverage of fixed costs through higher volume. Selling, general and administrative expenses increased 16% over the second quarter and 15% over the first six months of 1993 due to increased costs associated with the expanded sales volume.

Alarm product sales increased over 1993 due to continued market acceptance of the newer burglar and commercial fire alarm products. Although the overall alarm systems industry is growing moderately, the Company's manufacturing and distribution businesses are increasing their market share as a result of growing dealer and distribution support for new products introduced in the last few years. Operating income increased primarily because of the expanded sales volume partially offset by costs of new product introductions and selective price reductions on certain system components.

Publishing sales levels increased from a year ago due to a modest increase in advertising pages coupled with a firming of page rates. Operating income increased principally due to increased advertising pages at higher rates, higher profits from ancillary operations of the business and improved operating efficiencies.

Included in other income in 1994 is a $19.5 million pretax gain on the sale of First Alert, Inc. common stock, $17.0 million recorded in the first quarter and $2.5 million recorded in the second quarter. Excluding the gain on sale of investment, other income was more favorable in 1994 primarily due to higher income from marketable securities and more favorable foreign currency transaction effects. Net foreign currency transaction gains in 1994 and net losses in 1993 produced a favorable change of $598,000 for the quarter and $440,000 on a year to date basis. The decrease in interest expense was offset by reduced income from other sources.
The effective tax rate decreased in 1994 as a result of lower effective state income tax rates and the reduced impact on the overall tax rate of losses from certain foreign operations for which no tax benefit was recognized.
                                     10

These favorable effects were partially offset by an increase in the U.S. Federal income tax rate in August 1993 from 34% to 35%.

One-time accounting changes applicable to 1993 continuing operations included a $2.0 million benefit from the adoption of SFAS No. 109, "Accounting for Income Taxes", and an after-tax charge of $.4 million from the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

Earnings from discontinued operations in 1993 amounted to $1.3 million for the quarter and $10.7 million year to date. The six months amount includes a $3.1 million benefit from the adoption of SFAS No. 109 in the first quarter of 1993.

FINANCIAL CONDITION

The Company's financial condition remained strong through the second quarter of 1994. Management anticipates that operations and borrowings will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends. As a result of selling its investment in First Alert, Inc. the Company received $24.5 million in April 1994. It is expected that these proceeds will be used to finance the growth in operations, invest in real estate and other ventures and pay approximately $9.7 million in current income taxes associated with the sale.

Through the first six months of 1994, the primary sources of cash provided by continuing operations were profits before depreciation, amortization, deferred income taxes and the net gain on sale of investment. Such cash generated was partially used to finance the net increase in working capital items. The $15 million available cash generated from operations, along with a $7 million increase in debt and $3 million net receipts from securities transactions, were used to pay $3 million in dividends, $15.9 million in capital expenditures and $7 million in additions to investments.
Indebtedness of approximately $3 million was recorded in the first quarter of 1994 to record a sale/leaseback transaction on certain production equipment. For 1993, the cash dividends normally paid in January were paid in December 1992.

The Company is continually investigating opportunities for growth in related areas and is presently committed to invest approximately $10 million in certain ventures through 1996.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the present weak commercial real estate market. The Company's deferred income tax liability accounts fully cover the tax payments that would be due if properties were sold or returned to the lenders and such events would have no effect on income. However, any such tax payments would negatively impact the Company's cash position. The likelihood, extent and timing of such payments is not readily determinable, but the maximum total amount at June 30, 1994 is approximately $15 million.
                                     11

                         PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit (James H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-
1860), alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit. At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order.
On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs have appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and the participants await its decision. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. Saddlebrook moved for summary judgment on December 22, 1993 on the ground that plaintiffs' claims were fully litigated and decided in administrative action. The trial court ordered that, in the event plaintiffs' appeal to the Florida Supreme Court is resolved by October 1994, Saddlebrook's motion for summary judgment will be heard in December 1994 and, in the event that such motion is denied, retrial will begin in April 1995.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 19, 1994 and the following actions were taken:

(a) Management's slate of nominees for directors was unopposed and elected in its entirety. The results of the voting were as follows:

Director             For         Withheld     Abstentions    Broker Non-votes
Common Stock-
  S. Barrows       2,341,293         1,824         25,515             209,140
  F. Conforti      2,341,593         1,524         25,515             209,140
  L. Guthart       2,341,564         1,553         25,515             209,140
  I. Harris        2,341,293         1,824         25,515             209,140
  K. Harris        2,341,593         1,524         25,515             209,140
  N. Harris        2,341,593         1,524         25,515             209,140
  W. Harris        2,341,593         1,524         25,515             209,140
  J. Kahn, Jr.     2,341,593         1,524         25,515             209,140
Class A Stock-
  E. Barnett       7,403,235         5,738        151,811           3,203,000
  E. Coolidge III  7,398,384         5,429        151,811           3,203,000
  A. Downs         7,398,431         5,382        151,811           3,203,000

(b) The Pittway Corporation 1990 Stock Awards Plan was amended. The results of the voting were: 2,897,122 votes FOR, 146,803 votes AGAINST and 33,290 ABSTENTIONS. There were 576,492 Broker Non-votes.

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




Date: August 5, 1994