Form 10-Q
period 1994-09-30
PITTWAY CORP /DE/
filed 1994-10-28
CIK 93469

                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004



                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1994

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 25, 1994).

                        Common Stock      2,626,024
                        Class A Stock    11,314,700

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1994

                                    INDEX




                                                                     Page

PART I.     FINANCIAL INFORMATION

  ITEM 1.     Financial Statements

              Consolidated Statement of Income -
                Three Months and Nine Months Ended
                September 30, 1994 and 1993                           3

              Consolidated Balance Sheet -
                September 30, 1994 and December 31, 1993            4 - 5

              Consolidated Statement of Cash Flows -
                Nine Months Ended September 30, 1994 and 1993          6

              Notes to Consolidated Financial Statements            7 - 10

  ITEM 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                         10 - 11

PART II.    OTHER INFORMATION

  ITEM 1.     Legal Proceedings                                    12 - 13

  ITEM 6.     Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                            14

                    PITTWAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
      FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                (Dollars in Thousands, Except Per Share Data)
                                 (UNAUDITED)

                                      Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                        1994      1993      1994      1993
CONTINUING OPERATIONS:
Net Sales............................ $202,026  $165,296  $567,789  $475,487
Operating Expenses:
 Cost of sales.......................  124,486   102,566   345,427   292,478
 Selling, general and administrative.   58,946    49,800   170,666   146,550
 Depreciation and amortization.......    5,226     4,421    15,077    12,761
                                       188,658   156,787   531,170   451,789
Operating Income.....................   13,368     8,509    36,619    23,698
Other Income (Expense):
 Gain on sale of investment..........                       19,506
 Income from marketable securities
  and other interest.................      913       501     2,872     2,005
 Interest expense....................   (1,053)     (634)   (2,513)   (2,229)
 Income (loss) from investments......     (168)      597     1,114     1,741
 Miscellaneous, net..................      439      (103)    1,280      (170)
                                           131       361    22,259     1,347
Income From Continuing Operations
 Before Income Taxes.................   13,499     8,870    58,878    25,045
Provision For Income Taxes...........    5,203     3,711    23,217    10,240
INCOME FROM CONTINUING OPERATIONS....    8,296     5,159    35,661    14,805
Income From Discontinued Operations..                                 10,726
Income Before Cumulative Effect of
 Changes in Accounting Principles....    8,296     5,159    35,661    25,531
Cumulative Effect of Changes In
 Accounting For Income Taxes and
 Postretirement Benefits.............                                  1,535
NET INCOME........................... $  8,296  $  5,159  $ 35,661  $ 27,066

Per Share of Common and Class A Stock:
 Income from continuing operations... $    .60  $    .37  $   2.56  $   1.06
 Income from discontinued operations.                                    .77
 Cumulative effect of changes in
  accounting principles..............                                    .11
 Net Income.......................... $    .60  $    .37  $   2.56  $   1.94

Cash Dividends Declared Per Share:
 Common.............................. $   .10   $   .10   $   .30   $   .35
 Class A............................. $   .125  $   .125  $   .375  $   .425


Average Number of Shares Outstanding
 (in thousands)......................   13,941    13,941    13,941    13,941






                          See accompanying notes.

                      PITTWAY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                               September 30,  December 31,
                                                   1994           1993

ASSETS

CURRENT ASSETS:
  Cash and equivalents....................         $  1,940       $  1,908
  Marketable securities...................           37,708         31,407
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $6,957 and $5,521.....................          139,377        115,947
  Inventories.............................          120,061        100,065
  Future income tax benefits..............           15,479         15,232
  Prepayments, deposits and other.........           10,196          7,974
                                                    324,761        272,533


PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings...............................           24,770         25,530
  Machinery and equipment.................          152,790        132,168
                                                    177,560        157,698
  Less: Accumulated depreciation..........          (90,973)       (81,375)
                                                     86,587         76,323
  Land....................................            2,368          2,403
                                                     88,955         78,726


INVESTMENTS:
  Real estate and other ventures..........           53,245         51,153
  Leveraged leases........................           23,213         21,954
                                                     76,458         73,107

OTHER ASSETS:
  Goodwill, less accumulated amortization
    of $7,054 and $6,159..................           40,238         40,357
  Other intangibles, less accumulated
    amortization of $9,415 and $8,288.....            6,404          6,658
  Notes receivable........................            5,365          5,362
  Miscellaneous...........................            5,121          5,234
                                                     57,128         57,611
                                                   $547,302       $481,977











                          See accompanying notes.

                      PITTWAY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                               September 30,  December 31,
                                                   1994           1993

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................         $ 46,173       $ 30,859
  Long-term debt due within one year......            4,621          5,649
  Dividends payable.......................            1,755          1,757
  Accounts payable........................           51,381         44,489
  Accrued expenses........................           41,165         33,744
  Income taxes payable....................            8,925          4,911
  Retirement and deferred
    compensation plans....................            1,557            605
  Unearned income.........................            5,048          5,320
                                                    160,625        127,334

LONG-TERM DEBT, less current maturities...            5,887          6,083

DEFERRED LIABILITIES:
  Income taxes............................           52,487         51,883
  Other...................................            5,285          4,613
                                                     57,772         56,496

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................            2,626          2,626
    Class A stock.........................           11,315         11,315
  Capital in excess of par value..........           28,348         28,348
  Retained earnings.......................          284,258        253,628
  Cumulative marketable securities
    valuation adjustment..................           (1,162)
  Cumulative foreign currency translation
    adjustment............................           (2,367)        (3,853)
                                                    323,018        292,064
                                                   $547,302       $481,977















                          See accompanying notes.

                      PITTWAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                       1994        1993
Cash Flows From Continuing Operating Activities:
  Income from continuing operations................  $ 35,661    $ 14,805
  Adjustments for noncash items included in
   income from continuing operations:
    Depreciation and amortization..................    15,077      12,761
    Gain on sale of investment, net of taxes.......   (11,776)
    Deferred income taxes..........................     1,426       3,057
    Retirement and deferred compensation plans.....     1,635        (119)
    Income from investments adjusted for
     cash distributions received...................      (888)     (1,581)
    Provision for losses on accounts receivable....     2,222       2,616
    Change in assets and liabilities, excluding
     effects from acquisitions and foreign
     currency adjustments:
       Increase in accounts and notes receivable...   (24,204)    (19,788)
       Increase in inventories.....................   (18,536)    (10,953)
       Increase in accounts payable
        and accrued expenses.......................    11,632       3,740
       Increase in income taxes payable............     5,724       6,460
       Other changes, net..........................    (3,455)     (3,378)
  Net cash provided by continuing operations.......    14,518       7,620

Cash Flows From Investing Activities:
  Capital expenditures.............................   (22,916)    (18,345)
  Proceeds from the sale of investment, net of
    taxes of $9,730................................    14,776
  Proceeds from the sale of marketable securities..    27,949      33,172
  Purchases of marketable securities...............   (35,933)    (31,254)
  Disposition of property and equipment............     1,144         402
  Additions to investments.........................    (7,546)    (11,094)
  Collections of notes receivable..................     1,054       3,677
  Net assets of businesses acquired, net of cash...    (1,444)     (2,952)
  Net cash used in investing activities............   (22,916)    (26,394)

Cash Flows From Financing Activities:
  Net increase in notes payable....................    15,021      31,566
  Proceeds of long-term debt.......................     3,614         582
  Repayments of long-term debt.....................    (5,372)     (5,291)
  Dividends paid...................................    (5,032)     (4,048)
  Net cash provided by financing activities........     8,231      22,809

Effect of Exchange Rate Changes on Cash ...........       199        (121)
Net Cash Used In Discontinued Operations...........                (4,666)
Increase (Decrease) in Cash and Equivalents........        32        (752)
Cash and Equivalents at Beginning of Period........     1,908       3,638
Cash and Equivalents at End of Period..............  $  1,940    $  2,886

                          See accompanying notes.

=============================================================================
Supplemental cash flow disclosure:                     1994        1993
  Interest paid....................................  $  2,597    $  2,468
  Income taxes paid................................    18,138       7,329

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

On January 1, 1993 the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", and SFAS No. 109, "Accounting for Income Taxes". The cumulative effect of the changes in accounting principles on years prior to 1993 was a $1,965 benefit for income taxes and a $430 after-tax charge for postretirement benefits.

Note 3.  Marketable Securities

Information about the Company's available-for-sale securities at September 30, 1994 and December 31, 1993 is as follows:

                                         Adjustable
                                           Rate
                                         Preferred   Municipal
                                          Stocks       Bonds
   September 30, 1994 -
     Aggregate cost                       $ 39,645
     Net unrealized holding loss            (1,937)
     Aggregate fair value                 $ 37,708

   December 31, 1993 -
     Aggregate cost                       $ 15,118    $ 16,174
     Net unrealized holding gain               163          72
     Aggregate fair value                 $ 15,281    $ 16,246

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

Realized gains and losses are based upon the specific identification method. Information about the Company's sales transactions of available-for-sale securities for the nine months ended September 30 is as follows:

                                           1994               1993

       Cash proceeds                      $ 27,949           $ 33,172
       Realized gains -
         First Alert                      $ 19,506
         Other                            $    330           $    372
       Realized losses                    $     76           $    198

Note 4.  Inventories

Inventories consist of the following:
                                     September 30,    December 31,
                                         1994             1993
       Raw materials                    $ 31,861         $ 23,313
       Work in process                    10,931            9,311
       Finished goods -
         Manufactured by the Company      46,636           33,912
         Manufactured by others           31,461           34,087
                 Total                   120,889          100,623
       Less LIFO reserve                    (828)            (558)
                                        $120,061         $100,065


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

Net sales of the discontinued operations through the spinoff date were $117,473.


Note 7.  Legal Proceedings

On May 10, 1989, a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In December 1990 the trial court entered an order vacating the judgment and awarding a new trial, which was affirmed on appeal in March 1992. On remand to the trial court, Saddlebrook's motion for summary judgment, on the ground that plaintiff's claims were fully retried and rejected in a related administrative proceeding, is currently scheduled to be heard in December 1994. If that
motion is not granted, retrial is to begin in April 1995.   The Company and
Saddlebrook have entered into an agreement to split equally the costs of the defense of the litigation and the costs of certain related litigation and proceedings, the costs of the ultimate judgment, if any, and the costs of any mandated remedial work. Subject to certain conditions, the agreement permits Saddlebrook to obtain subordinated loans from the Company to enable Saddlebrook to pay its one-half of the costs of the latter two items. No loans have been made to date. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the third quarter and first nine months of 1994, sales increased 22% and 19%, respectively, due to higher sales in both the alarm and publishing segments. Gross profit grew at a faster rate than sales, (24% for the quarter and 22% for the first nine months), reflecting better coverage of fixed costs through higher volume. Selling, general and administrative expenses increased 16% over the third quarter and 18% over the first nine months of 1993 due to increased costs associated with the expanded sales volume.

Alarm group sales increased 27% to $158.9 million for the quarter and 24% to $436.9 million for the nine month period due to continued market acceptance of the newer burglar and commercial fire alarm products. Although the overall alarm systems industry is growing moderately, the Company's manufacturing and distribution businesses are increasing their market share as a result of growing dealer and distributor support for new products introduced in the last few years. Operating income for the segment increased 47% to $14.4 million for the quarter and 33% to $33.8 million year-to-date primarily because of the expanded sales volume.

Publishing group sales increased 7% to $42.8 million for the quarter and $130.5 million for the nine month period primarily due to a modest increase in advertising pages coupled with a firming of page rates. Operating income for the segment increased 83% to $1.7 million for the quarter and 137% to $8.1 million year-to-date principally due to the increased advertising revenues, higher profits from ancillary operations of the business and improved operating efficiencies.

Other income for the third quarter of 1994 decreased primarily due to a loss recorded from an affiliate. Included in other income in the first nine months of 1994 is a $19.5 million pretax gain on the sale of First Alert, Inc. common stock recorded in the first half of the year. Excluding this gain, other income was more favorable in 1994 on a year-to-date basis primarily due to higher income from marketable securities and a $831,000 favorable swing in foreign currency transaction effects partially offset by higher interest expense and reduced income from affiliates.

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

Earnings from discontinued operations in 1993 through the spinoff date amounted to $10.7 million and includes a $3.1 million benefit from the adoption of SFAS No. 109.

FINANCIAL CONDITION

The Company's financial condition remained strong through the third quarter of 1994. Management anticipates that operations and borrowings will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends. As a result of selling its investment in First Alert, Inc. the Company received $24.5 million in April 1994. These proceeds were primarily used to finance the growth in operations, increase investments and pay approximately $9.7 million in current income taxes associated with the sale.

Through the first nine months of 1994, the primary sources of cash provided by continuing operations were profits before depreciation, amortization and the net gain on sale of investment. Such cash generated was partially used to finance the net increase in working capital items. The $14.5 million available cash generated from operations, along with a $13.3 million net increase in debt and $14.8 million net proceeds from the sale of the First Alert investment were used for capital expenditures of $22.9 million, additional investments of $7.5 million, dividends of $5.0 million and an increase in marketable securities of $8.0 million. Indebtedness of approximately $3 million was recorded in the first quarter of 1994 to record a sale/leaseback transaction on certain production equipment. For 1993, the cash dividends normally paid in January were paid in December 1992.

The Company is continually investigating opportunities for growth in related areas and is presently committed to invest approximately $10 million in certain ventures through 1996.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the present weak commercial real estate market. The Company's deferred income tax liability accounts fully cover the tax payments that would be due if properties were sold or returned to the lenders and such events would have no effect on income. However, any such tax payments would negatively impact the Company's cash position. The likelihood, extent and timing of such payments is not readily determinable, but the maximum total amount at September 30, 1994 is approximately $15 million.

                         PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit (James H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-
1860), alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit. At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order.
On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs have appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. Saddlebrook moved for summary judgment on December 22, 1993 on the ground that plaintiffs' claims were fully litigated and decided in administrative action. Saddlebrook's motion for summary judgment will be heard by the trial court in December 1994 and, in the event that such motion is denied, retrial will begin in April 1995.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                         Number    Description

                           27      Financial Data Schedule
                                   (submitted only in electronic format)


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




Date: October 27, 1994