Form 10-K405
PITTWAY CORP /DE/
filed 1995-03-24
CIK 93469

                     SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004
                                 FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For The Year Ended December 31, 1994
                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                   Name of Each Exchange
        Title of Each Class                         on Which Registered
    Common Stock, $1.00 par value                 American Stock Exchange
    Class A Stock, $1.00 par value                American Stock Exchange

    SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on closing sales prices on March 2, 1995):
$468,343,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 2, 1995): Common Stock - 2,626,024 shares outstanding; Class A Stock - 11,314,700 shares outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1994 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 11, 1995 are incorporated by reference into
Part III of this report.

                           PITTWAY CORPORATION
                                INDEX TO
                        ANNUAL REPORT ON FORM 10-K

                   For The Year Ended December 31, 1994

PART I                                                           Page

Item 1    Business                                                3-7

Item 2    Properties                                              8-9

Item 3    Legal Proceedings                                       9-10

Item 4    Submission of Matters to a Vote of Security Holders      10


PART II

Item 5    Market For Registrant's Common Equity and Related
            Stockholder Matters                                    11

Item 6    Selected Financial Data                                  11

Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    11

Item 8    Financial Statements and Supplementary Data              11

Item 9    Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                 11


PART III

Item 10   Directors and Executive Officers of the Registrant       11

Item 11   Executive Compensation                                   12

Item 12   Security Ownership of Certain Beneficial
            Owners and Management                                  12

Item 13   Certain Relationships and Related Transactions           12


PART IV

Item 14   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                    12


SIGNATURES                                                         13

                              PART I

Item 1.   Business

(a)   General Development of Business

Standard Shares, Inc. ("Standard") was incorporated under Delaware law in 1925.

On December 28, 1989, Pittway Corporation ("Old Pittway"), a Pennsylvania corporation incorporated in 1950, merged into Standard through an exchange of stock and Standard changed its name to Pittway Corporation ("Pittway" or "Registrant"). Prior to the merger Standard owned 50.1% of Old Pittway. The merger was accounted for in a manner similar to a pooling of interests, using historical book values. Pittway and its subsidiaries are referred to herein collectively as the "Company".

The Company operates in two reportable industry segments: alarm and other security products, and publishing.

During the first half of 1994, the Company sold its 16.67% ownership in First Alert, Inc., a manufacturer of residential fire protection products, as part of an initial public offering of that company's common stock. Financial information relating to this transaction is set forth in Note 12 ("Fair Value of Financial Instruments") to the Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders, page 35, which Note is incorporated herein by reference.

In April 1993, the Company distributed its investment in the AptarGroup, Inc. (formerly known as the Seaquist Division packaging group) to stockholders in a tax-free spinoff. AptarGroup, Inc. is a manufacturer of aerosol valves, dispensing pumps and closures which are sold to packagers and marketers in the personal care, fragrance/cosmetics, pharmaceutical, household products and food industries. In October 1992, the Company sold its Barr Company, a contract packager for marketers of aerosol and liquid fill (non-aerosol) personal and household products, to a Canadian packaging company. In July 1992, the Company sold its First Alert/BRK Electronics business to a new company formed by BRK management and an investment firm. Financial information relating to these transactions is set forth in Note 1 ("Discontinued Operations") to the Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders, page 31, which Note is incorporated herein by reference.

In 1991, the Company sold its expedited ground transportation service business to its local management.

(b)   Financial Information about Industry Segments

Financial information relating to industry segments for each of the three years ended December 31, 1994 is set forth in Note 13 ("Segment Information") to the Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders, pages 35-36, which Note is incor-porated herein by reference.

(c)   Narrative Description of Business

The principal operations, products and services rendered by the
Company:

Alarm and Other Security Products Segment

This segment involves the design, manufacture and sale of an extensive line of burglar alarm, commercial fire detection and alarm components and systems and the distribution of alarm and other security products manufactured by other companies. By offering a broad line of alarm products needed for security systems, the Company provides a full range of services to independent alarm dealers and installers which range in size from one-person operations to the largest national alarm service companies. In every major domestic market area, quick delivery is provided through the Company's computerized regional warehouses and convenience center outlets, authorized distributors and dealers. Various products sold through the alarm system distribution group are purchased from non-affiliated suppliers and manufacturers to offer a broad range of products. Some of the products purchased are resold under the Company's Ademco brand name, others are resold under brand names owned by its suppliers. In the Canadian and overseas markets, alarm and other security products are sold through the Company's distribution centers, authorized distributors and sales agents. The Company also offers AlarmNet to alarm companies in major U.S. markets. AlarmNet is a wireless cellular-like communication network designed to transmit security alarm signals by radio instead of over telephone lines.

Commercial fire detectors and fire controls are sold through the Company's regional warehouses, electrical and building supply wholesalers and alarm and fire safety distributors.

Raw materials essential to the Company's businesses are purchased worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available from more than one supplier and no serious shortages or delays have been en-countered. Certain raw materials used in producing some of the Company's products can be obtained only from one or two suppliers, the shortage of which could adversely impact production of alarm equipment and commercial fire detectors by the Company. The Company believes that the loss of any other single source of supply would not have a material adverse effect on its overall business.

Through its NESCO subsidiary the Company offers a wide variety of services to independent distributors of its fire alarm systems products, including assistance with system design, bonding, technical help, training, marketing and administrative support. The Company also offers a brand name marketing program to independent burglar alarm dealers.

Sales and marketing methods common to this industry segment include communications through the circulation of catalogs and merchandising bulletins, direct mail campaigns, and national and local advertising in trade publications. The Company's principal advantages in marketing are its reputation, broad product line, high quality products, extensive integrated distribution network, efficient customer service, competitive prices and brand names.
                                 4

Within the industry there is competition from large and small manufac-turers in both the domestic and foreign markets. While competitors will continue to introduce new products similar to those sold by the Company, the Company believes that its research and development efforts and the breadth and quality of its distribution network will permit it to remain competitive.

Publishing Segment

This segment is a publisher of 43 national business and trade publications with other businesses in the marketing-communications field. The Company's publications serve both specific industries and broad functional markets which include specialized manufacturing, service industries, technical and professional fields and general management. Most publications are distributed on a monthly basis with several others distributed on a biweekly, annual or biennial frequency. One magazine is subscription-based; the other publications are generally distributed free through controlled circulation. The principal source of revenue is from the sale of advertising space within the magazines. Other facets of the business include: the operation of a printing plant for the printing and production of most of the Company's publications and those of other publishers; a national mail-marketing and direct mail production organization; a majority-owned subsidiary specializing in the design, development and conduct of courses and conferences for managerial, professional and technical personnel; research and telemarketing services; direct-response card mailer service and special publications.

Within the publishing and marketing communications fields, competition exists in the form of other publications and media communication businesses. Reductions in advertising schedules by domestic industrial companies due to economic and other competitive pressures directly impacts the display advertising levels of the Company's publishing segment. The Company competes with one or more other magazines for advertising revenue in each of its magazine titles. The Company's principal sales advantages include relevant editorial content and innovative marketing complemented by specialized multi-magazine supplements. The Company believes that its competitive position also benefits from improvements in manufacturing productivity and from cost control programs. The Company places great emphasis on providing quality products and services to its customers.

Real Estate and Other Ventures

The Company is involved in the marketing and sale and development of land near Tampa, Florida for residential and commercial use. Fairway Village is an improved residential property being developed into single family homes situated adjacent to a major resort. Saddlebrook Village, a 2,000 acre parcel of land nearby, is approved for development as a master planned community. Saddlebrook Corporate Center, a nearby 450 acre parcel, is a master planned business park for mixed use development including light manufacturing, research and development, distribution and warehousing, retail and other businesses. Principal competition comes from other residential and commercial developments in Florida.

The Company has a limited partnership interest in a real estate developer with major commercial and residential high rise properties in Chicago, Dallas, Los Angeles and Boston. See Item 7 of this Form 10-K. The Company also has invested, as a 5% limited partner, in three rental apartment complexes located in Chicago and Washington, D.C. which provide certain tax advantages.

The Company also has a 45% interest in a leading manufacturer of commercial data encryption, wireline, and spread spectrum wireless products; a 5% equity interest in a satellite broadcast company which began operations in mid-1994; and a 12% interest in a developer of wireless signaling equipment for communication between fixed points.


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

Research and Development -

The Company is engaged in programs to develop and improve products as well as develop new and improved manufacturing methods. Expenditures for Company sponsored research and development activities in the alarm and other security products segment were $11.8 million in 1994, $10.8 million in 1993 and $10.0 million in 1992. These costs were associated with a number of products in varying stages of development, none of which represents a significant item of cost or is projected to be a significant addition to the Company's line of products.

Acquisitions and Dispositions -

Acquisitions of businesses by the Company in each of the three years ended December 31, 1994 were not significant to the Company's sales or results of operations. Dispositions by the Company, other than the discontinued operations previously discussed in the "General Development of Business" section, in each of the three years ended December 31, 1994 were not significant to the Company's sales or results of operations.

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

Environmental Matters -

The Company anticipates that compliance with various laws and regula-tions relating to protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.

Employees -

At December 31, 1994, there were approximately 5,400 persons employed by the Company, including 4,500 employed in the United States.
Approximately 1,100 of these employees were represented by labor unions. The Company considers its relations with its employees and the unions representing its employees to be good.

(d)   Financial Information About Foreign and Domestic Operations and
Export Sales

Financial information concerning foreign and domestic operations and export sales is set forth in Note 13 ("Segment Information") to the Consolidated Financial Statements contained in the 1994 Annual Report to Stockholders, pages 35-36, which Note is incorporated herein by reference.

Item 2.   Properties

The Company's principal properties and their general characteristics are as follows:
                                  Principal    Lease      Approximate
Location                             Use     Expiration   Square Feet
Alarm and Other Security
  Products Segment-
    Syosset, New York                (1)        N/A         360,000
    Syosset, New York                (3)        1997         14,000
    Torrance, California             (1)        1997         48,000
    Northford, Connecticut           (1)        N/A         179,000
    St. Charles, Illinois            (1)        2003        158,000
    St. Charles, Illinois            (1)        2004         50,000
    West Chicago, Illinois           (1)        1998         21,000
    San Antonio, Texas               (3)        1995         14,000
    Melbourne, Australia             (2)        1995          5,000
    Sydney, Australia                (2)        1998         25,000
    Montreal, Canada                 (2)        1995          8,000
    Toronto, Canada                  (2)        1997          7,000
    Brighton, England                (1)        1997         24,000
    Milan, Italy                     (1)        N/A          14,000
    Milan, Italy                     (2)        1998          8,000
    Trieste, Italy                   (1)        N/A          40,000
    Juarez, Mexico                   (4)        1999         68,000
    Madrid, Spain                    (2)        1998          8,000

    Distribution Centers
      Hub Locations:
        Atlanta, Georgia             (2)        1995         29,000
        Boston, Massachusetts        (2)        1999         14,000
        Los Angeles, California      (2)        1999         30,000
        Chicago, Illinois            (2)        2005         40,000
        Clearwater, Florida          (2)        2004         27,000
        Dallas, Texas                (2)        1996         24,000
        Detroit, Michigan            (2)        1995         10,000
        Greensboro, North Carolina   (2)        1995          7,000
        Memphis, Tennessee           (2)        2006         15,000
        Fairfield, New Jersey        (2)        1996         16,000
        Pensauken, New Jersey        (2)        1995         26,000
        Richmond, Virginia           (2)        2004         14,000
        Louisville, Kentucky         (2)        1999         60,000

Publishing Segment-
    Cleveland, Ohio                  (3)        2000        179,000
    Cleveland, Ohio                  (2)        1996         30,000
    Berea, Ohio                      (5)        N/A         100,000
    New York, New York               (3)        1996         10,000
    Dunedin, Florida                 (3)        1995          8,000
    Safety Harbor, Florida           (1)        1995         19,000
    Tampa, Florida                   (1)        1999         30,000

General Corporate-
    Chicago, Illinois                (3)        2001         12,000

Other properties in the alarm and other security products segment include 67 full-line convenience centers in addition to those hub locations listed above which function as retail-like sales distribution outlets to serve the North American market. These 67 centers are under leases expiring through 2004 and range in size from 1,500 to 22,000 square feet. Other properties in the publishing segment include 12 sales and/or editorial offices under leases expiring through 2003 located in major cities throughout the United States. The Company believes the above facilities are adequate for its present needs.

(1)      Offices, Manufacturing and Warehousing
(2)      Warehousing
(3)      General Offices
(4)      Manufacturing
(5)      Printing
N/A      Not applicable - facilities are owned by the Company


Item 3.   Legal Proceedings

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit (James H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-1860), alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit. At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs have appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs have filed for a rehearing which was denied.

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


Item 4.   Submission of Matters to a Vote of Security Holders

None.

                               PART II

Item 5. Market For Registrant's Common Equity and Related Stock-holder Matters

The information set forth under the heading "Market Prices, Security Holders and Dividend Information" appearing on page 39 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 6.   Selected Financial Data

The information set forth under the heading "Supplemental Information - Five Year Summary of Selected Financial Data" appearing on page 39 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the heading "Management's Discussion and Analysis of Consolidated Results of Operations and Financial
Condition" appearing on pages 40-41 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements and Summary of
Accounting Policies and Notes thereto, together with the report thereon of Price Waterhouse LLP dated February 22, 1995, appearing on pages 25-38 of the Company's 1994 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                PART III

Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 1995.

Item 10.   Directors and Executive Officers of the Registrant

The information set forth under the headings "Nominees for Election by the Holders of Class A Stock", "Nominees for Election by the Holders of Common Stock", "Executive Officers" and "Section 16(a) Reports" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 11, 1995 is incorporated herein by reference.

Item 11.   Executive Compensation

The information set forth under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 11, 1995 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 11, 1995 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information set forth under the headings "Certain Transactions" (and the information set forth under the heading "Compensation
Committee Interlocks and Insider Participation" which is cross-referenced under the heading "Certain Transactions") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 11, 1995 is incorporated herein by reference.


                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K

(a) Financial statements and financial statement schedules filed as a part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on pages 14-15 of this Form 10-K and are incorporated herein by reference.

           Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 18-19 of this Form 10-K, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14 (c) of Form 10-K is so identified on the Index to Exhibits.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PITTWAY CORPORATION
                               (Registrant)


                               BY /s/ Paul R. Gauvreau
                               Paul R. Gauvreau
                               Financial Vice President and Treasurer
Date:  March 24, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1995.



/s/ Neison Harris                    /s/ E. David Coolidge III
Neison Harris, Director and          E. David Coolidge III, Director
  Chairman of the Board



/s/ King Harris                      /s/ Anthony Downs
King Harris, Director, President     Anthony Downs, Director
  and Chief Executive Officer



/s/ Paul R. Gauvreau                 /s/ Leo A. Guthart
Paul R. Gauvreau, Principal          Leo A. Guthart, Director
  Financial and Accounting Officer


/s/ Eugene L. Barnett                /s/ Irving B. Harris
Eugene L. Barnett, Director          Irving B. Harris, Director



/s/ Sidney Barrows                   /s/ William W. Harris
Sidney Barrows, Director             William W. Harris, Director



/s/ Fred Conforti                    /s/ Jerome Kahn, Jr.
Fred Conforti, Director              Jerome Kahn, Jr., Director

                         PITTWAY CORPORATION
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULES


The following documents are filed as a part of this report:

                                                  Page reference in
                                                  Annual Report to
                                                    Stockholders

Financial Statements required by Item 8
  of this Form:

    Consolidated Balance Sheet at
      December 31, 1994 and 1993................       26-27
    For each of the three years ended
      December 31, 1994 -
        Consolidated Statement of Income........         25
        Consolidated Statement of Cash Flows....         28
        Consolidated Statement of
          Stockholders' Equity..................         29
    Summary of Accounting Policies and Notes
      to Consolidated Financial Statements......       30-37
  Report of Independent Accountants.............         38

                                                  Page reference in
                                                      Form 10-K

Financial Statement Schedule required by
  Article 12 of Regulation S-X:

    Report of Independent Accountants on
      Financial Statement Schedule..............         16
    Consolidated Financial Statement Schedule -
      VIII.  Valuation and Qualifying Accounts..         17

                         PITTWAY CORPORATION
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULES

Continued -

The consolidated financial statements of Pittway Corporation, listed in the above index together with the Report of Independent Accountants, which are included in the Company's 1994 Annual Report to Stockholders, are incorporated herein by reference.

All other schedules have been omitted because the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

With the exception of the aforementioned information and information incorporated by reference in Part I (in Item 1) and Part II (in Items 5, 6, 7 and 8) of this Form 10-K, the Company's 1994 Annual Report to Stockholders is not deemed to be filed as part of this report.

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

                Report of Independent Accountants on
                    Financial Statement Schedule




To the Board of Directors
of Pittway Corporation

      Our audits of the consolidated financial statements referred to in our report dated February 22, 1995 appearing on page 38 of the 1994

Annual Report to Stockholders of Pittway Corporation (which report and consolidated financial statements are incorporated by reference in this

Annual Report on Form 10-K) also included an audit of the Financial

Statement Schedule listed in the index on page 14 of this Form 10-K.

In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

      As discussed in Notes 4 and 7 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions.





/s/ Price Waterhouse LLP
Price Waterhouse LLP


Chicago, Illinois
February 22, 1995

                                       PITTWAY CORPORATION
                        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                      (Dollars in Thousands)

                                            Balance at   Charges to   Deductions     Balance
                                            beginning    costs and       from        at end
                                            of period     expenses    reserve (A)   of period
1994
Allowance for doubtful accounts               $5,521       $3,167       $2,340       $6,348
Inventory obsolescence reserve                 5,222        1,925          621        6,526
Valuation allowance-deferred income taxes      5,620         (941)                    4,679

1993
Allowance for doubtful accounts               $5,867       $2,938       $3,284       $5,521
Inventory obsolescence reserve                 4,583        2,641        2,002        5,222
Valuation allowance-deferred income taxes      4,842(B)       778                     5,620

1992
Allowance for doubtful accounts               $6,948       $2,806       $3,887       $5,867
Inventory obsolescence reserve                 5,557        1,657        2,631        4,583

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

10.2 Pittway Corporation 1990 Stock Awards Plan, as amended, (incorporated by reference to the Registrant's Form S-8 Registration Statement
     No. 33 - 54753 filed with the Commission on July 27, 1994).

10.3 Agreement of employment dated as of July 1, 1990 with Sal F. Marino, as amended
     (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)**

10.4 Second Extension and Amendment of Agreement of
     Employment with Sal F. Marino dated
     December 31, 1993 (incorporated by reference to Exhibit 10.4 of the Registrant's Annual
     Report on Form 10-K for the year ended
     December 31, 1993.)**

                                                        Sequential
Number and Description of Exhibit                       Page Number***


10.5 Third Extension and Amendment of Agreement of
     Employment with Sal F. Marino dated
     December 31, 1994.**

10.6 Agreement of Employment dated July 2, 1973 with
     Leo A. Guthart, as amended (incorporated by reference to Exhibit 10(f) of the Registrant's
     Form S-4 Registration Statement No. 33-31519 filed with the Commission on October 11, 1989).**

13.  1994 Annual Report to Stockholders.*

21.  Subsidiaries of the Registrant.

23.  Consent of Independent Accountants.

27. Financial Data Schedule (submitted only in electronic format).



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