Form 10-Q
period 1995-03-31
PITTWAY CORP /DE/
filed 1995-05-03
CIK 93469

                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004



                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 1, 1995).

                        Common Stock      2,626,024
                        Class A Stock    11,314,700

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 1995

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three Months Ended March 31, 1995 and 1994               3

            Consolidated Balance Sheet -
              March 31, 1995 and December 31, 1994                   4 - 5

            Consolidated Statement of Cash Flows -
              Three Months Ended March 31, 1995 and 1994               6

            Notes to Consolidated Financial Statements               7 - 8

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                             9 - 10

PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                       11 - 12

   ITEM 6.  Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                             13

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                   (Dollars in Thousands, Except Per Share Data)
                                    (UNAUDITED)

                                                  1995            1994

NET SALES..................................     $220,404        $176,543

OPERATING EXPENSES:
  Cost of sales............................      134,546         105,292
  Selling, general and administrative......       66,523          54,573
  Depreciation and amortization............        5,073           4,783
                                                 206,142         164,648

OPERATING INCOME...........................       14,262          11,895

OTHER INCOME (EXPENSE):
  Gain on sale of investment...............                       17,051
  Income from marketable securities
    and other interest.....................          616             812
  Interest expense.........................         (961)           (754)
  Income (loss) from investments...........         (358)            538
  Miscellaneous, net.......................          273             434
                                                    (430)         18,081

INCOME BEFORE INCOME TAXES.................       13,832          29,976

INCOME TAXES...............................        5,112          12,020

NET INCOME.................................     $  8,720        $ 17,956


NET INCOME PER SHARE OF COMMON
  AND CLASS A STOCK........................     $    .63        $   1.29

CASH DIVIDENDS DECLARED PER SHARE:
   Common..................................     $    .10        $    .10
   Class A.................................     $    .125       $    .125

AVERAGE NUMBER OF SHARES OUTSTANDING
  (in thousands)...........................       13,941          13,941









                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1995 AND DECEMBER 31, 1994
                        (Dollars in Thousands)
                                (UNAUDITED)

                                               March 31,   December 31,
                                                 1995          1994



ASSETS

CURRENT ASSETS:
  Cash and equivalents...................      $  6,465      $ 10,359
  Marketable securities..................        33,267        34,313
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $7,318 and $6,348....................       147,201       137,747
  Inventories............................       130,496       124,801
  Future income tax benefits.............        19,528        17,879
  Prepayments, deposits and other........        12,072        11,805
                                                349,029       336,904


PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        24,686        24,769
  Machinery and equipment................       168,900       157,061
                                                193,586       181,830
  Less: Accumulated depreciation.........       (98,998)      (94,426)
                                                 94,588        87,404
  Land...................................         2,369         2,369
                                                 96,957        89,773


INVESTMENTS:
  Real estate and other ventures.........        55,861        56,261
  Leveraged leases.......................        22,556        22,752
                                                 78,417        79,013

OTHER ASSETS:
   Goodwill, less accumulated
    amortization of $7,481 and $7,193....        40,546        40,935
   Other intangibles, less accumulated
    amortization of $9,738 and $9,597....         6,039         6,256
   Notes receivable......................         4,123         4,370
   Miscellaneous.........................         6,013         6,036
                                                 56,721        57,597
                                               $581,124      $563,287



                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1995 AND DECEMBER 31, 1994
                           (Dollars in Thousands)
                                (UNAUDITED)

                                               March 31,    December 31,
                                                 1995           1994


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................     $ 49,575      $ 46,232
  Long-term debt due within one year......        5,494         5,184
  Dividends payable.......................        1,759         1,758
  Accounts payable........................       59,944        58,246
  Accrued expenses........................       39,057        41,391
  Income taxes payable....................       13,702        10,093
  Retirement and deferred
    compensation plans....................        1,040         1,148
  Unearned income.........................        5,866         5,797
                                                176,437       169,849

LONG-TERM DEBT, less current maturities...        7,609         5,088

DEFERRED LIABILITIES:
  Income taxes............................       54,469        54,158
  Other...................................        7,145         6,062
                                                 61,614        60,220

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        2,626         2,626
    Class A stock.........................       11,315        11,315
  Capital in excess of par value..........       28,348        28,348
  Retained earnings.......................      298,798       291,756
  Cumulative marketable securities
    valuation adjustment..................       (2,873)       (3,050)
  Cumulative foreign currency translation
    adjustment............................       (2,750)       (2,865)
                                                335,464       328,130
                                               $581,124      $563,287








                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Dollars in Thousands)
                                   (UNAUDITED)

                                                      1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income....................................    $  8,720      $ 17,956
  Adjustments for noncash items included in
   net income:
    Depreciation and amortization...............       5,073         4,783
    Gain on sale of investment, net of taxes....                   (10,249)
    Deferred income taxes.......................      (1,464)        1,796
    Retirement and deferred compensation plans..         690           346
    Income/loss from investments adjusted
     for cash distributions received............         577          (424)
    Provision for losses on accounts receivable.         859           695
    Change in assets and liabilities, excluding
     effects of acquisitions, dispositions and
     foreign currency adjustments:
       Increase in accounts and notes
        receivable..............................      (8,066)       (5,416)
       Increase in inventories..................      (2,291)       (8,549)
       Decrease in accounts payable and accrued
        expenses................................      (3,015)         (351)
       Increase in income taxes payable.........       3,606         2,584
       Other changes, net.......................      (3,009)       (1,037)
  Net cash provided by operating activities.....       1,680         2,134

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................     (12,627)       (8,474)
  Proceeds from the sale of
    marketable securities.......................       6,028         8,356
  Purchases of marketable securities............      (4,862)       (8,793)
  Disposition of property and equipment.........         635            71
  Additions to investments......................          (8)         (786)
  Collections of notes receivable...............         320           176
  Net cash used in investing activities.........     (10,514)       (9,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in notes payable.................       3,498         3,964
  Proceeds of long-term debt....................       3,240         3,230
  Repayments of long-term debt..................        (319)         (131)
  Dividends paid................................      (1,676)       (1,676)
  Net cash provided by financing activities.....       4,743         5,387
EFFECT OF EXCHANGE RATE CHANGES ON CASH.........         197            66
NET DECREASE IN CASH AND EQUIVALENTS............      (3,894)       (1,863)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.....      10,359         1,908
CASH AND EQUIVALENTS AT END OF PERIOD...........    $  6,465      $     45



Supplemental cash flow disclosure:                    1995          1994
  Interest paid.................................    $  1,016      $    654
  Income taxes paid.............................       2,968         1,429

                          See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in Thousands, Unaudited)



Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pittway Corporation and its majority-owned subsidiaries (the "Company" or "Registrant"). Summarized financial information for the limited real estate partnership ventures and other affiliates is omitted because, when considered in the aggregate, they do not constitute a significant subsidiary.

The accompanying consolidated financial statements are unaudited but reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein. However, the financial statements and related notes do not include all disclosures normally provided in the Company's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Note 2.  Marketable Securities

Information about the Company's available-for-sale securities at March 31, 1995 and December 31, 1994 is as follows:

                                           March 31,      December 31,
                                             1995             1994
     Adjustable Rate Preferred Stocks -
       Aggregate cost                       $ 38,055        $ 39,396
       Net unrealized holding loss            (4,788)         (5,083)
       Aggregate fair value                 $ 33,267        $ 34,313

In March 1994, the Company reduced its 16.67% ownership holdings in First Alert, Inc. by selling 1,355,000 of its 1,550,000 shares in connection with an initial public offering of First Alert, Inc. common stock. The sale of the shares resulted in a pretax gain of $17,051. The Company sold its remaining 195,000 shares in April 1994, resulting in a pretax gain of $2,455. The $24,506 proceeds from the two sales were received in April 1994. Prior to the initial public offering, the Company's equity investment in First Alert, Inc. was recorded at a cost of $5 million.

Realized gains and losses are based upon the specific identification method. Information about the Company's sales transactions of available-for-sale securities for the three months ended March 31 is as follows:

                                          1995             1994

       Cash proceeds                    $  6,028         $  8,356
       Realized gains -
         First Alert                                     $ 17,051
         Other                          $     79         $    180
       Realized losses                  $    253         $      6


Note 3.  Inventories

Inventories consist of the following:
                                       March 31,      December 31,
                                         1995             1994
       Raw materials                    $ 33,472         $ 32,520
       Work in process                    12,366           11,653
       Finished goods -
         Manufactured by the Company      46,015           43,096
         Manufactured by others           38,995           37,794
                 Total                   130,848          125,063
       Less LIFO reserve                    (352)            (262)
                                        $130,496         $124,801


Note 4.  Earnings per Share

Net income per share of common capital stock is based on the combined weighted average number of Common and Class A shares outstanding during each period and does not include Class A shares issuable upon exercise of stock options because the dilutive effect is not significant.


Note 5.  Legal Proceedings

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. On remand to the trial court, Saddlebrook's motion for summary judgment, on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding, was granted in December 1994. Plaintiffs have appealed the trial court's decision granting summary judgment based on collateral estoppel. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 25% over the first quarter of 1994 due to higher sales in both the alarm and publishing segments. Domestic sales increased 23%. International sales, representing approximately 10% of total consolidated sales, increased 37%. Gross profit grew at a slower rate than sales, 21%, due to higher costs described below and to a higher sales contribution from the alarm distribution business which has a lower gross profit level than the other operations. Selling, general and administrative expenses increased 22% primarily due to increased costs associated with the expanded sales volume.

Alarm product sales increased 28% to $171.3 million due to a combination of overall market growth and, more significantly, increased market share. The latter has resulted from growing customer preference for the service and convenience offered by the Company's distribution business and for numerous new products introduced by the Company's manufacturing units in recent years. The success of the distribution business was partly aided by operating difficulties experienced by a major competitor. Operating income for the segment increased 23.5% to $13.2 million primarily because of the expanded sales volume partially offset by costs of new product development expenses.

Publishing sales rose 15% to $49.1 million due to a modest increase in advertising pages and page rates and to an increase in ancillary operations, including a direct mail production company which was purchased in the 1994 third quarter. Operating income decreased 5.4% to $2.8 million primarily as a result of large paper and postage cost increases in 1995 and the inclusion in 1994 of profits from a bi-annual directory.

Included in other income in 1994 is a $17.1 million pretax gain on the sale of 1,355,000 shares of First Alert, Inc. common stock which were included in an initial public offering. Excluding the gain on sale of investment, which amounted to $10.2 million after taxes or $.74 per share, other income was less favorable in 1995 due to increased interest expense on a higher level of debt, reduced earnings on the sale of marketable securities and a net loss from investment in 1995 versus income in 1994. The unfavorable swing in earnings from investments is primarily attributable to the results of a 45%-owned affiliate which recorded a loss in 1995 due to large new product development expenses versus income in 1994.

The effective tax rate decreased from 40% in 1994 to 37% in 1995 primarily due to an overall lower tax rate on increased earnings at the foreign operations.

FINANCIAL CONDITION

The Company's financial condition remained strong through the first quarter of 1995. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the 1995 first quarter, the primary sources of the $1.7 million cash provided by operations were profits before depreciation and amortization. Such cash generated was largely used to finance the net increase in working capital items. The remaining cash generated from operations, along with a $6.4 million net increase in debt and $2.1 million net proceeds from marketable securities and other investing transactions, were used principally for capital expenditures of $12.6 million and dividends of $1.7 million.

The Company is continually investigating investment opportunities for growth in related areas and is presently committed to invest approximately $7.5 million in certain affordable housing ventures through 1997.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the present weak commercial real estate market. The Company's income tax liability accounts include approximately $15 million at March 31, 1995 to fully cover the tax payments that would be due if properties are sold or returned to the lenders and such events would have no effect on net income. Any such tax payments would negatively impact the Company's cash position. Although no payments have been made through March 31, 1995, it is expected that approximately $6.4 million will be paid for the tax year 1995.

                         PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit (James H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-1860), alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit. At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs have appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs have appealed the trial court's granting of summary judgment based on collateral estoppel.

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




Date: May 3, 1995