Form 10-Q
period 1995-06-30
PITTWAY CORP /DE/
filed 1995-08-01
CIK 93469

                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004



                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 1, 1995).

                        Common Stock      2,626,024
                        Class A Stock    11,314,700

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1995

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three Months and Six Months Ended June 30, 1995
              and 1994                                                3

            Consolidated Balance Sheet -
              June 30, 1995 and December 31, 1994                   4 - 5

            Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 1995 and 1994                 6

            Notes to Consolidated Financial Statements              7 - 9

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                            9 - 10

PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                      11 - 12

   ITEM 4.  Submission of Matters to a Vote of Security Holders       12

   ITEM 6.  Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                            13

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                   (Dollars in Thousands, Except Per Share Data)
                                    (UNAUDITED)


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                        1995      1994      1995     1994

Net Sales............................ $235,320  $189,220  $455,724  $365,763

Operating Expenses:
 Cost of sales.......................  144,582   115,649   279,128   220,941
 Selling, general and administrative.   69,306    57,147   135,828   111,720
 Depreciation and amortization.......    5,354     5,068    10,427     9,851
                                       219,242   177,864   425,383   342,512
Operating Income.....................   16,078    11,356    30,341    23,251

Other Income (Expense):
 Gain on sale of investment..........              2,455              19,506
 Income from marketable securities
   and other interest................      768     1,147     1,384     1,959
 Interest expense....................   (1,503)     (706)   (2,464)   (1,460)
 Income from investments.............      773       744       415     1,282
 Miscellaneous, net..................      966       407     1,238       841
                                         1,004     4,047       573    22,128

Income Before Income Taxes...........   17,082    15,403    30,914    45,379

Provision For Income Taxes...........    6,352     5,994    11,464    18,014

Net Income........................... $ 10,730  $  9,409  $ 19,450  $ 27,365

Net Income Per Share of Common and
  Class A Stock...................... $   .77   $   .67   $  1.40  $   1.96

Cash Dividends Declared Per Share:
  Common............................. $   .10   $   .10   $   .20  $    .20
  Class A............................ $   .125  $   .125  $   .25  $    .25


Average Number of Shares Outstanding
  (in thousands).....................   13,941    13,941    13,941    13,941





                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    JUNE 30, 1995 AND DECEMBER 31, 1994
                          (Dollars in Thousands)
                                (UNAUDITED)

                                               June 30,    December 31,
                                                 1995          1994



ASSETS

CURRENT ASSETS:
  Cash and equivalents...................      $  1,512      $ 10,359
  Marketable securities..................        30,858        34,313
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $8,076 and $6,348....................       162,867       137,747
  Inventories............................       151,193       124,801
  Future income tax benefits.............        19,378        17,879
  Prepayments, deposits and other........        13,497        11,805
                                                379,305       336,904


PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        24,757        24,769
  Machinery and equipment................       174,745       157,061
                                                199,502       181,830
  Less: Accumulated depreciation.........      (101,363)      (94,426)
                                                 98,139        87,404
  Land...................................         2,368         2,369
                                                100,507        89,773


INVESTMENTS:
  Real estate and other ventures.........        55,450        56,261
  Leveraged leases.......................        22,551        22,752
                                                 78,001        79,013

OTHER ASSETS:
   Goodwill, less accumulated
    amortization of $7,769 and $7,193....        47,966        40,935
   Other intangibles, less accumulated
    amortization of $9,913 and $9,597....         5,856         6,256
   Notes receivable......................         4,041         4,370
   Miscellaneous.........................         5,891         6,036
                                                 63,754        57,597
                                               $621,567      $563,287



                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                     JUNE 30, 1995 AND DECEMBER 31, 1994
                           (Dollars in Thousands)
                                (UNAUDITED)

                                               June 30,     December 31,
                                                 1995           1994


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................     $ 76,218      $ 46,232
  Long-term debt due within one year......        6,700         5,184
  Dividends payable.......................        1,761         1,758
  Accounts payable........................       66,343        58,246
  Accrued expenses........................       38,829        41,391
  Income taxes payable....................       13,247        10,093
  Retirement and deferred
    compensation plans....................        3,005         1,148
  Unearned income.........................        4,534         5,797
                                                210,637       169,849

LONG-TERM DEBT, less current maturities...        8,593         5,088

DEFERRED LIABILITIES:
  Income taxes............................       47,570        54,158
  Other...................................        9,886         6,062
                                                 57,456        60,220

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        2,626         2,626
    Class A stock.........................       11,315        11,315
  Capital in excess of par value..........       28,348        28,348
  Retained earnings.......................      307,852       291,756
  Cumulative marketable securities
    valuation adjustment..................       (2,317)       (3,050)
  Cumulative foreign currency translation
    adjustment............................       (2,943)       (2,865)
                                                344,881       328,130
                                               $621,567      $563,287








                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Dollars in Thousands)
                                   (UNAUDITED)

                                                       1995         1994
Cash Flows From Operating Activities:
  Net Income.......................................  $ 19,450    $ 27,365
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..................    10,427       9,851
    Gain on sale of investment, net of taxes.......               (11,776)
    Deferred income taxes..........................    (8,577)     (1,542)
    Retirement and deferred compensation plans.....     3,791         683
    Income from investments adjusted for
     cash distributions received...................     1,314      (1,103)
    Provision for losses on accounts receivable....     1,900       1,434
    Change in assets and liabilities, excluding
     effects from acquisitions, disposition and
     foreign currency adjustments:
       Increase in accounts and notes
        receivable.................................   (23,745)    (11,826)
       Increase in inventories.....................   (20,685)    (15,427)
       Increase in accounts payable
        and accrued expenses.......................     3,847       5,707
       Increase in income taxes payable............     3,242      13,068
       Other changes, net..........................    (6,969)     (1,680)
  Net cash (used in) provided by operations........   (16,005)     14,754

Cash Flows From Investing Activities:
  Capital expenditures.............................   (22,127)    (15,905)
  Proceeds from the sale of investment.............                16,776
  Proceeds from the sale of marketable securities..    10,361      19,261
  Purchases of marketable securities...............    (5,846)    (32,853)
  Disposition of property and equipment............     1,685         226
  Additions to investments.........................        (8)     (7,513)
  Net assets of businesses acquired, net of cash...    (6,743)
  Disposition of business..........................       177
  Collections of notes receivable..................       243         755
  Net cash used in investing activities............   (22,258)    (19,253)

Cash Flows From Financing Activities:
  Net increase in notes payable....................    30,015       3,372
  Proceeds of long-term debt.......................     3,249       3,756
  Repayments of long-term debt.....................      (565)       (263)
  Dividends paid...................................    (3,351)     (3,353)
  Net cash provided by financing activities........    29,348       3,512

Effect of Exchange Rate Changes on Cash ...........        68          97
Decrease in Cash and Equivalents...................    (8,847)       (890)
Cash and Equivalents at Beginning of Period........    10,359       1,908
Cash and Equivalents at End of Period..............  $  1,512    $  1,018

                          See accompanying notes.
=============================================================================
 Supplemental cash flow disclosure:
                                                       1995        1994
  Interest paid....................................  $  2,399    $  1,386
  Income taxes paid................................    16,928       7,832

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


Note 2.  Acquisitions and Disposition

During the 1995 second quarter, the Company acquired a 75% interest in a foreign manufacturer of commercial intrusion alarms and control panels and the assets and business of a domestic manufacturer of residential burglar/fire alarm controls for $6,743 cash and $2,317 in notes. The acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. Their impact on consolidated results of operations was not significant. Also during the 1995 second quarter, the Company sold its 51% interest in a business offering seminars and other business training programs to its minority stockholders for $177 cash and a $177 note due in one year. No significant gain or loss resulted from the sale. Operating results were included in the consolidated financial statements to the date of disposition.


Note 3.  Marketable Securities

Information about the Company's available-for-sale securities at June 30, 1995 and December 31, 1994 is as follows:

                                            June 30,      December 31,
                                              1995            1994
     Adjustable Rate Preferred Stocks -
       Aggregate cost                       $ 34,719        $ 39,396
       Net unrealized holding loss            (3,861)         (5,083)
       Aggregate fair value                 $ 30,858        $ 34,313

Realized gains and losses are based upon the specific identification method. Information about the Company's sales transactions of available-for-sale securities for the six months ended June 30 is as follows:

                                              1995             1994

       Cash proceeds                        $ 10,361         $ 19,261
       Realized gains                       $    105         $    182
       Realized losses                      $    266         $     34

In connection with an initial public offering of First Alert, Inc. common stock in 1994, the Company sold its 16.67% ownership in First Alert, Inc. by selling 1,355,000 shares in March and the remaining 195,000 shares in April. The sale of the shares resulted in a pretax gain of $19,506. The $24,506 pre-tax proceeds from the two sales were received in April 1994. Prior to the initial public offering, the Company's equity investment in First Alert, Inc. was recorded at a cost of $5 million.


Note 4.  Inventories

Inventories consist of the following:
                                            June 30,      December 31,
                                             1995             1994
       Raw materials                        $ 37,274         $ 32,520
       Work in process                        14,413           11,653
       Finished goods -
         Manufactured by the Company          52,906           43,096
         Manufactured by others               47,310           37,794
                 Total                       151,903          125,063
       Less LIFO reserve                        (710)            (262)
                                            $151,193         $124,801


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



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the second quarter and first six months of 1995, sales increased 24% and 25%, respectively, due to higher sales in both the alarm and publishing segments. On a year-to-date basis, domestic sales increased 23% and international sales, representing approximately 10% of total consolidated sales, increased 32%. Gross profit grew at about the same rate as sales. Selling, general and administrative expenses increased 21% over the second quarter and 22% over the first six months of 1994 primarily due to increased costs associated with the expanded sales volume.

Alarm product sales increased 27% both for the quarter and year-to-date to $182.7 million and $354.1 million, respectively, due to a combination of overall market growth and, more significantly, increased market share. The latter has resulted from growing customer preference for the service and convenience offered by the Company's distribution business and for numerous new products introduced by the Company's manufacturing units in recent years. The success of the distribution business was partly aided by the bankruptcy of a major competitor. Operating income for the segment increased 36% to $13.2 million for the quarter and 30% to $26.4 million year-to-date primarily because of the expanded sales volume partially offset by costs of new product development expenses.

Publishing sales rose 17% to $52.6 million for the quarter and 16% to $101.7 million year-to-date due to a modest increase in advertising pages and page rates and to an increase in ancillary operations, including a direct mail production company which was purchased in the 1994 third quarter. Despite large paper and postage increases in 1995, operating income increased 35% to $4.7 million for the quarter and 16% to $7.5 million year-to-date due to increased magazine revenues and to increased profits from the ancillary operations of the business which included the seminar and other training programs business which was sold at the end of the second quarter.

Included in other income in 1994 is a $19.5 million pretax gain on the sale of First Alert, Inc. common stock, $17.0 million recorded in the first quarter and $2.5 million recorded in the second quarter. Excluding the gain on sale of investment, other income was less favorable in 1995 primarily due to increased interest expense on a higher level of debt and reduced earnings from affiliates and other investments. The unfavorable comparison in earnings is primarily attributable to the results of a 45%-owned affiliate which recorded a loss in 1995 due to unusually large product development expenses versus income in 1994. Partially offsetting this affiliate loss in 1995 was a $1 million cash distribution received in the second quarter from a real estate limited partnership.

The effective tax rate decreased from 39% in the second quarter and 40% in the first six months of 1994 to 37% in the 1995 periods reported primarily due to an overall lower effective tax rate on increased earnings at the foreign operations.


FINANCIAL CONDITION

The Company's financial condition remained strong through the second quarter of 1995. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

Through the first six months of 1995, the primary source of cash provided by operations was profits before depreciation and amortization. Such cash generated from operations, along with a $33 million net increase in debt and $4 million net proceeds from marketable securities, was used to finance the $44 million net increase in working capital items and to pay $22 million for capital expenditures, $7 million to acquire new businesses and $3 million in dividends.

The Company is continually investigating investment opportunities for growth in related areas and is presently committed to invest approximately $7.5 million in certain affordable housing ventures through 1997.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the present weak commercial real estate market. The Company's income tax liability accounts include approximately $15 million at June 30, 1995 to fully cover the tax payments that would be due if properties are sold or returned to the lenders and such events would have no effect on net income. Any such tax payments would negatively impact the Company's cash position. It is now expected that substantially all of the $15 million will be paid during the tax years 1995 and 1996.

                         PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit (James H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-1860), alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit. At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding, was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs have appealed the trial court's granting of summary judgment.

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



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 11, 1995 and the following action was taken:

Management's slate of nominees for directors was unopposed and elected in its entirety. The results of the voting were as follows:

Director             For         Withheld     Abstentions    Broker Non-votes
Common Stock-
  S. Barrows       2,409,532         2,690         28,363             111,600
  F. Conforti      2,409,657         2,565         28,363             111,600
  L. Guthart       2,409,628         2,594         28,363             111,600
  I. Harris        2,409,532         2,690         28,363             111,600
  K. Harris        2,409,657         2,565         28,363             111,600
  N. Harris        2,409,532         2,690         28,363             111,600
  W. Harris        2,409,657         2,565         28,363             111,600
  J. Kahn, Jr.     2,409,657         2,565         28,363             111,600
Class A Stock-
  E. Barnett       7,455,952         6,980        105,681           2,925,150
  E. Coolidge III  7,459,565         3,367        105,681           2,925,150
  A. Downs         7,462,932         3,455        105,681           2,925,150

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

                      Number    Description

                         3.3    Bylaws of Registrant, as amended

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




Date: July 31, 1995