Form 10-Q
period 1995-09-30
PITTWAY CORP /DE/
filed 1995-10-31
CIK 93469

                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004



                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 1, 1995).

                        Common Stock      2,626,024
                        Class A Stock    11,314,700

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1995

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three Months and Nine Months Ended
                September 30, 1995 and 1994                           3

            Consolidated Balance Sheet -
              September 30, 1995 and December 31, 1994              4 - 5

            Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 1995 and 1994           6

            Notes to Consolidated Financial Statements              7 - 8

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                            9 - 10

PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                      11 - 12

   ITEM 6.  Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                            13

                      PITTWAY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                  (Dollars in Thousands, Except Per Share Data)
                                   (UNAUDITED)


                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                        1995      1994      1995      1994

Net Sales............................ $239,131  $202,026  $694,855  $567,789

Operating Expenses:
 Cost of sales.......................  149,867   124,486   428,995   345,427
 Selling, general and administrative.   69,400    58,946   205,228   170,666
 Depreciation and amortization.......    5,417     5,226    15,844    15,077
                                       224,684   188,658   650,067   531,170
Operating Income.....................   14,447    13,368    44,788    36,619

Other Income (Expense):
 Gain on sale of investment..........                                 19,506
 Income from marketable securities
  and other interest.................      674       913     2,058     2,872
 Interest expense....................   (1,631)   (1,053)   (4,095)   (2,513)
 Income from investments.............      332      (168)      747     1,114
 Miscellaneous, net..................      606       439     1,844     1,280
                                           (19)      131       554    22,259

Income Before Income Taxes...........   14,428    13,499    45,342    58,878

Provision For Income Taxes...........    5,248     5,203    16,712    23,217

Net Income........................... $  9,180  $  8,296  $ 28,630  $ 35,661

Net Income Per Share of Common and
 Class A Stock....................... $   .66   $   .60   $  2.06  $   2.56

Cash Dividends Declared Per Share:
 Common.............................. $   .10   $   .10   $   .30  $    .30
 Class A............................. $   .125  $   .125  $   .375 $    .375


Average Number of Shares Outstanding
 (in thousands)......................   13,941    13,941    13,941    13,941





                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                           (Dollars in Thousands)
                                (UNAUDITED)

                                           September 30,    December 31,
                                               1995             1994



ASSETS

CURRENT ASSETS:
  Cash and equivalents...................    $  3,470        $ 10,359
  Marketable securities..................      26,364          34,313
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $8,455 and $6,348....................     167,455         137,747
  Inventories............................     165,331         124,801
  Future income tax benefits.............      18,204          17,879
  Prepayments, deposits and other........      13,958          11,805
                                              394,782         336,904


PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................      24,913          24,769
  Machinery and equipment................     182,119         157,061
                                              207,032         181,830
  Less: Accumulated depreciation.........    (106,052)        (94,426)
                                              100,980          87,404
  Land...................................       2,369           2,369
                                              103,349          89,773


INVESTMENTS:
  Real estate and other ventures.........      55,428          56,261
  Leveraged leases.......................      22,525          22,752
                                               77,953          79,013

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $8,211 and $7,193....      48,285          40,935
  Other intangibles, less accumulated
    amortization of $10,126 and $9,597...       5,654           6,256
  Notes receivable.......................       7,595           4,370
  Miscellaneous..........................       6,219           6,036
                                               67,753          57,597
                                             $643,837        $563,287



                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                           (Dollars in Thousands)
                                (UNAUDITED)

                                           September 30,     December 31,
                                               1995              1994


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................   $ 92,542        $ 46,232
  Long-term debt due within one year......      3,078           5,184
  Dividends payable.......................      1,764           1,758
  Accounts payable........................     71,489          58,246
  Accrued expenses........................     42,245          41,391
  Income taxes payable....................      5,015          10,093
  Retirement and deferred
    compensation plans....................      1,665           1,148
  Unearned income.........................      3,450           5,797
                                              221,248         169,849

LONG-TERM DEBT, less current maturities...      8,764           5,088

DEFERRED LIABILITIES:
  Income taxes............................     48,955          54,158
  Other...................................     11,476           6,062
                                               60,431          60,220

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................      2,626           2,626
    Class A stock.........................     11,315          11,315
  Capital in excess of par value..........     28,348          28,348
  Retained earnings.......................    315,355         291,756
  Cumulative marketable securities
    valuation adjustment..................     (1,552)         (3,050)
  Cumulative foreign currency translation
    adjustment............................     (2,698)         (2,865)
                                              353,394         328,130
                                             $643,837        $563,287








                         See accompanying notes.

                   PITTWAY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                          (Dollars in Thousands)
                               (UNAUDITED)
                                                       1995         1994
Cash Flows From Operating Activities:
  Net Income.......................................  $ 28,630    $ 35,661
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..................    15,844      15,077
    Gain on sale of investment, net of taxes.......               (11,776)
    Deferred income taxes..........................    (6,526)      1,426
    Retirement and deferred compensation plans.....     5,270       1,635
    Income/loss from investments adjusted for
     cash distributions received...................     1,027        (888)
    Provision for losses on accounts receivable....     3,135       2,222
    Change in assets and liabilities, excluding
     effects from acquisitions, disposition and
     foreign currency adjustments:
       Increase in accounts receivable.............   (25,556)    (23,129)
       Increase in inventories.....................   (33,142)    (18,536)
       Increase in accounts payable
        and accrued expenses.......................     7,837      11,632
       (Decrease) increase in income
        taxes payable..............................    (4,846)      5,724
       Other changes, net..........................   (10,361)     (3,430)
  Net cash (used in) provided by operations........   (18,688)     15,618

Cash Flows From Investing Activities:
  Capital expenditures.............................   (29,865)    (22,916)
  Proceeds from the sale of investment, net of
   taxes of $9,730.................................                14,776
  Proceeds from the sale of marketable securities..    16,034      27,949
  Purchases of marketable securities...............    (5,846)    (35,933)
  Disposition of property and equipment............     1,899       1,144
  Additions to investments.........................       (52)     (7,546)
  Net assets of businesses acquired, net of cash...    (7,565)     (1,444)
  Disposition of business..........................       177
  Net increase in notes receivable.................    (2,793)        (46)
  Net cash used in investing activities............   (28,011)    (24,016)

Cash Flows From Financing Activities:
  Net increase in notes payable....................    46,305      15,021
  Proceeds of long-term debt.......................     3,197       3,614
  Repayments of long-term debt.....................    (4,743)     (5,372)
  Dividends paid...................................    (5,025)     (5,032)
  Net cash provided by financing activities........    39,734       8,231

Effect of Exchange Rate Changes on Cash ...........        76         199
(Decrease) Increase in Cash and Equivalents........    (6,889)         32
Cash and Equivalents at Beginning of Period........    10,359       1,908
Cash and Equivalents at End of Period..............  $  3,470    $  1,940

                          See accompanying notes.
=============================================================================
 Supplemental cash flow disclosure:
                                                       1995        1994
  Interest paid....................................  $  4,081    $  2,597
  Income taxes paid................................    28,150      18,138

                    PITTWAY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in Thousands, Unaudited)



Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Pittway Corporation and its majority-owned subsidiaries (the "Company" or "Registrant"). Summarized financial information for the limited real estate partnership ventures and other affiliates is omitted because, when considered in the aggregate, they do not constitute a significant subsidiary. Certain prior year amounts in the consolidated statement of cash flows have been reclassified to conform to the current year classification.

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


Note 2.  Acquisitions and Disposition

During the first nine months of 1995, the Company acquired a 100% interest in a foreign manufacturer of commercial intrusion alarms and control panels and the assets and business of a domestic manufacturer of residential burglar/fire alarm controls for $7,565 cash and $3,089 in notes. The acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. Their impact on consolidated results of operations was not significant. During the 1995 second quarter, the Company sold its 51% interest in a business offering seminars and other business training programs to its minority stockholders for $177 cash and a $177 note due in one year. No significant gain or loss resulted from the sale. Operating results were included in the consolidated financial statements to the date of disposition.


Note 3.  Marketable Securities

At September 30, 1995 and December 31, 1994, marketable securities consisted of adjustable rate preferred stocks, which had gross unrealized holding losses of $2,587 and $5,083, respectively. Realized gains and losses are based upon the specific identification method. During the first nine months of 1995 and 1994, such gains amounted to $198 and $330, respectively, and losses amounted to $453 and $76, respectively.

In connection with an initial public offering of First Alert, Inc. common stock in 1994, the Company sold its 16.67% ownership in First Alert, Inc. The sale of the shares resulted in a pretax gain of $19,506. The $24,506 pre-tax proceeds from the sale were received in April 1994. Prior to the initial public offering, the Company's equity investment in First Alert, Inc. was recorded at a cost of $5 million.


Note 4.  Inventories

Inventories consist of the following:
                                         September 30,     December 31,
                                             1995              1994
       Raw materials                       $ 39,886          $ 32,520
       Work in process                       17,460            11,653
       Finished goods -
         Manufactured by the Company         56,472            43,096
         Manufactured by others              52,440            37,794
                 Total                      166,258           125,063
       Less LIFO reserve                       (927)             (262)
                                           $165,331          $124,801


Note 5.  Earnings per Share

Net income per share of common capital stock is based on the combined weighted average number of Common and Class A shares outstanding during each period and does not include Class A shares issuable upon exercise of stock options because the dilutive effect is not significant.


Note 6.  Legal Proceedings

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and currently under development by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that Plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs have appealed the trial court's decision granting summary judgment. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the third quarter of 1995, sales increased 18% due to higher alarm segment sales. For the first nine months of 1995, sales increased 22% due to higher sales in both the alarm and publishing segments. On a year-to-date basis, domestic sales increased 20% and international sales, representing approximately 11% of total consolidated sales, increased 38%. Cost of sales grew at a higher rate than sales due to factors noted below. Selling, general and administrative expenses increased 18% over the third quarter and 20% over the first nine months of 1994 primarily due to increased costs associated with the expanded sales volume and to higher deferred compensation expense resulting from the significant increase in the price of the Company's stock during the third quarter.

Alarm product sales increased 24% to $196.4 million for the quarter and 26% to $550.5 million year-to-date due to a combination of overall market growth and, more significantly, increased market share. The latter has resulted from growing customer preference for the service and convenience offered by the Company's distribution business and for numerous new products introduced by the Company's manufacturing units in recent years. The success of the distribution business has been partly aided by the bankruptcy of a major competitor. Operating income for the segment increased 3% to $13.8 million for the quarter and 19% to $40.2 million year-to-date primarily because of the expanded sales volume partially offset by costs associated with the development and introduction of new products.

For the quarter, publishing sales declined 1% to $42.3 million and operating income declined 6% to $1.6 million as a result of the sale of a seminar and other training programs business in the second quarter of 1995. Excluding the results of this ancillary business, publishing sales increased 10% and operating income increased 6%. On a year-to-date basis, publishing sales increased 10% to $144.0 million and operating income increased 12% to $9.0 million. Excluding the year-to-date results of seminar business, publishing sales increased 13% and operating income increased 16%. The increase in sales of the segment's present operations was due primarily to higher magazine revenues. The increase in profits generated from the increase in advertising pages and page rates was partially offset by significantly higher paper and postage costs.

Included in other income in 1994 is a $19.5 million pretax gain on the sale of First Alert, Inc. common stock recorded in the first half of the year. Excluding the gain on sale of investment, other income was less favorable in 1995 primarily due to increased interest expense on a higher level of debt and reduced income from marketable securities. Earnings from affiliates and from other long-term investments was higher in the 1995 third quarter than the comparable period in 1994 due to cash distributions received from real estate limited partnerships. Earnings from affiliates and other long-term investments was lower in the first nine months of 1995 because of reduced income from leveraged leases and the unfavorable results of a 45%-owned affiliate which recorded a loss in 1995 due to large product development expenses. Partially offsetting this affiliate loss in 1995 were cash distributions from real estate limited partnerships totaling $1.5 million.

The effective tax rates for the 1995 periods presented decreased approximately two percentage points from 1994 periods primarily due to the benefit of certain foreign tax credits along with an overall lower effective tax rate on increased earnings at the foreign locations.


FINANCIAL CONDITION

The Company's financial condition remained strong through the third quarter of 1995. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

Through the first nine months of 1995, the primary source of cash provided by operations was profits before depreciation and amortization. Such cash generated from operations, along with a $45 million net increase in debt and $10 million net proceeds from marketable securities, was used to finance the $63 million net increase in working capital items and to pay approximately $30 million for capital expenditures, $8 million to acquire new businesses and $5 million in dividends.

The Company is continually investigating investment opportunities for growth in related areas and is presently committed to invest approximately $7.5 million in certain affordable housing ventures through 1997.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which either have been or may be sold or turned over to lenders due to the present weak commercial real estate market. Such events have no effect on net income although they do have a negative impact on the Company's cash position because significant tax payments become due when the properties are sold or returned to the lenders. After paying $9 million through the first nine months of 1995, the Company has approximately $6 million accrued at September 30, 1995 to fully cover the remaining tax payments that would be due if all the properties are sold or returned to the lenders. It is now expected that substantially all of the remaining $6 million will be paid during the remainder of 1995 and during 1996.

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




Date: October 31, 1995