Form 10-K405
period 1995-12-31
PITTWAY CORP /DE/
filed 1996-03-27
CIK 93469

                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549-1004
                                     FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For The Year Ended December 31, 1995
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on closing sales prices on March 18, 1996):
$647,436,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 18, 1996):
Common Stock - 3,938,832 shares outstanding; Class A Stock - 16,973,313 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1995 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 9, 1996 are incorporated by reference into
Part III of this report.

                           PITTWAY CORPORATION
                                INDEX TO
                        ANNUAL REPORT ON FORM 10-K

                   For The Year Ended December 31, 1995

PART I                                                                 Page

Item 1    Business                                                     3-7

Item 2    Properties                                                   7-8

Item 3    Legal Proceedings                                            9-10

Item 4    Submission of Matters to a Vote of Security Holders           10


PART II

Item 5    Market For Registrant's Common Equity and Related
            Stockholder Matters                                         10

Item 6    Selected Financial Data                                       10

Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

Item 8    Financial Statements and Supplementary Data                   10

Item 9    Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                      10


PART III

Item 10   Directors and Executive Officers of the Registrant            11

Item 11   Executive Compensation                                        11

Item 12   Security Ownership of Certain Beneficial
            Owners and Management                                       11

Item 13   Certain Relationships and Related Transactions                11


PART IV

Item 14   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                         11


SIGNATURES                                                              12

                                  PART I

Item 1.   Business

(a)   General Development of Business

Pittway Corporation ("Pittway" or "Registrant"), formerly Standard Shares, Inc. ("Standard"), was incorporated under Delaware law in 1925. Pittway and its subsidiaries are referred to herein collectively as the "Company".

The Company operates in two reportable industry segments: alarm and other security products, and publishing.

Acquisitions and dispositions of businesses by the Company, other than the discontinued operations discussed below, in each of the three years ended December 31, 1995 were not significant to the Company's sales or results of operations.

During the first half of 1994, the Company sold its 16.67% ownership in First Alert, Inc., a manufacturer of residential fire protection products, as part of an initial public offering of that company's common stock. Financial information relating to this transaction is set forth in Note 10 ("Fair Value of Financial Instruments") to the Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders, pages 39-40, which Note is incorporated herein by reference.

In April 1993, the Company distributed its investment in the AptarGroup, Inc. (formerly known as the Seaquist Division packaging group) to stockholders in a tax-free spinoff. AptarGroup, Inc. is a manufacturer of aerosol valves, dispensing pumps and closures which are sold to packagers and marketers in the personal care, fragrance/cosmetics, pharmaceutical, household products and food industries. In October 1992, the Company sold its Barr Company, a contract packager for marketers of aerosol and liquid fill (non-aerosol) personal and household products, to a Canadian packaging company. In July 1992, the Company sold its First Alert/BRK Electronics business to a new company formed by BRK management and an investment firm. Financial information relating to these transactions is set forth in Note 1 ("Discontinued Operations") to the Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders, page 36, which Note is incorporated herein by reference.

(b)   Financial Information about Industry Segments

Financial information relating to industry segments for each of the three years ended December 31, 1995 is set forth in Note 13 ("Segment Information") to the Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders, pages 41-42, which Note is incorporated herein by reference.

(c)   Narrative Description of Business

The principal operations, products and services rendered by the Company:

Alarm and Other Security Products Segment

This segment involves the design, manufacture and sale of an extensive line of burglar alarm, commercial fire detection, closed circuit television, access control and other alarm components and systems as well as the distribution of alarm and other security products manufactured by other companies. By offering a broad line of alarm products needed for security systems, the Company provides a full range of services to independent alarm dealers and installers which range in size from one-person operations to the largest national alarm service companies. In every major domestic market area, quick delivery is provided through the Company's computerized regional warehouses and convenience center outlets, authorized distributors and dealers. Various products sold through the alarm system distribution group are purchased from non-affiliated suppliers and manufacturers to offer a broad range of products. Some of the products purchased are resold under the Company's Ademco brand name, others are resold under brand names owned by its suppliers. In the Canadian and overseas markets, alarm and other security products are sold through the Company's distribution centers, authorized distributors and sales agents. The Company also offers AlarmNet to alarm companies in major U.S. markets. AlarmNet is a wireless cellular-like communication network designed to transmit security alarm signals by radio instead of over telephone lines.

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

Publishing Segment

This segment is a publisher of 33 national business and trade publications. A variety of magazine-related products are also offered including directories, readership lists, CD-ROMs, on-line computer services, and custom publishing. The Company's publications serve both specific industries and broad functional markets which include specialized manufacturing, service industries, technical and professional fields and general management. Most publications are distributed on a monthly basis with several others distributed on a biweekly, annual or biennial frequency. The publications are generally distributed free through controlled circulation. The principal source of revenue is from the sale of advertising space within the magazines. Other facets of the business include: the operation of a printing plant for the printing and production of most of the Company's publications and those of other publishers; a national direct mail-marketing organization serving the pharmaceutical, health care and business services markets; a printer which provides mailing service capabilities to the Company's direct mail-marketing organization and to outside customers; research and telemarketing services; direct-response card mailer service; trade shows and special publications.

Within the publishing and marketing communications fields, competition exists in the form of other publications and media communication businesses. Reductions in advertising schedules by domestic industrial companies due to economic and other competitive pressures directly impacts the display advertising levels of the Company's publishing segment. The Company competes with one or more other magazines for advertising revenue in each of its magazine titles. The Company's principal sales advantages include relevant editorial content and innovative marketing complemented by specialized multi-magazine supplements. The Company believes that its competitive position also benefits from improvements in productivity and from cost control programs. The Company places great emphasis on providing quality products and services to its customers.

Real Estate and Other Ventures

The Company is involved in the marketing, sale and development of land near Tampa, Florida for residential and commercial use. Saddlebrook Village, a 2,000 acre parcel of land nearby, is approved for development as a master planned community. Saddlebrook Corporate Center, a nearby 450 acre parcel, was originally planned as a business park for mixed use development, although the partial conversion to a residential community is being considered due to the demand for residential housing. Principal competition comes from other residential and commercial developments in Florida.

The Company owns 8,606,085 shares of Cylink Corporation (Cylink) a leading supplier of network information security products that enable the secure transmission of data over private local area networks and wide area networks and public packet switched networks, such as the Internet. Cylink further offers a line of spread spectrum radio products that are used for wireless voice and data communications. The Company also owns 4,157,375 shares of United States Satellite Broadcasting Company Inc. (USSB), a company which provides subscription television programming via high-power direct broadcast satellite to households throughout the Continental U.S. Both of these companies made initial public offerings of their respective stocks in February of 1996. Additionally, the Company has approximately an

11% interest in a joint venture that develops wireless signaling equipment for communication between fixed points.

The Company has a limited partnership interest in a real estate developer with major commercial and residential high rise properties in Chicago, Dallas, Los Angeles and Boston. See Item 7 of this Form 10-K. The Company also has invested, as a 5% limited partner, in four rental apartment complexes located in Chicago, Indianapolis and Washington, D.C. which provide certain tax advantages.

Other Information

Patents and Trademarks -

While the Company owns or is licensed under a number of patents which are cumulatively important to each of its business units, the loss of any single patent or group of patents would not have a material adverse effect on the Company's overall business.

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

Research and Development -

The Company is engaged in programs to develop and improve products as well as develop new and improved manufacturing methods. Expenditures for Company sponsored research and development activities in the alarm and other security products segment were $16.6 million in 1995, $11.8 million in 1994 and $10.8 million in 1993. These costs, which are expensed in the Company's consolidated income statement, were associated with a number of products in varying stages of development, none of which represents a significant item of cost or is projected to be a significant addition to the Company's line of products.

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

Employees -

At December 31, 1995, there were approximately 6,000 persons employed by the Company, including 4,800 employed in the United States. Approximately 1,200 of the employees working in the United States were represented by labor unions. The Company considers its relations with its employees and the unions representing its employees to be good.

(d)   Financial Information About Foreign and Domestic Operations and Export
Sales

Financial information concerning foreign and domestic operations and export sales is set forth in Note 13 ("Segment Information") to the Consolidated Financial Statements contained in the 1995 Annual Report to Stockholders, pages 41-42, which Note is incorporated herein by reference.

Item 2.   Properties

The Company's principal properties and their general characteristics are as follows:
                                  Principal    Lease      Approximate
Location                             Use     Expiration   Square Feet
Alarm and Other Security
  Products Segment-
    Syosset, New York                (1)        N/A         340,000
    Syosset, New York                (3)        1997         14,000
    Syosset, New York                (1)        1997          6,000
    Syosset, New York                (1)        2000         17,000
    Syosset, New York                (1)        2014         10,000
    Torrance, California             (1)        1998         48,000
    Miami, Florida                   (2)        2000         14,000
    El Paso, Texas                   (2)        2001         19,000
    Louisville, Kentucky             (3)        2001          4,000
    Raleigh, North Carolina          (1)        1998          8,000
    Northford, Connecticut           (1)        N/A         179,000
    St. Charles, Illinois            (1)        2003        158,000
    St. Charles, Illinois            (1)        2004         50,000
    West Chicago, Illinois           (1)        1998         21,000
    Norcross, Georgia                (3)        1998          6,000
    Melbourne, Australia             (2)        1998          5,000
    Sydney, Australia                (2)        1998         25,000
    Alleur, Belgium                  (2)        1997          5,000
    Toronto, Canada                  (2)        1998          7,000
    Concord, Ontario, Canada         (2)        1997          7,000
    Brighton, England                (1)        1997         24,000
    Lichfield Staffs, England        (4)        2014         20,000
    East Kilbride, Scotland          (1)        N/A          15,000
    Hilden, Germany                  (2)        1999          8,000
    Tsuen Wan, TN, Hong Kong         (2)        1997          5,000

                                  Principal    Lease      Approximate
Location                             Use     Expiration   Square Feet
Alarm and Other Security
  Products Segment- (continued)
    Milan, Italy                     (1)        N/A          14,000
    Milan, Italy                     (2)        2001          8,000
    Trieste, Italy                   (1)        N/A          40,000
    Juarez, Mexico                   (4)        1999         68,000
    Madrid, Spain                    (2)        2000          8,000
    Barcelona, Spain                 (2)        2005          6,000

    Distribution Centers
      Hub Locations:
        Atlanta, Georgia             (2)        2005         29,000
        Boston, Massachusetts        (2)        1999         14,000
        Los Angeles, California      (2)        1999         30,000
        Chicago, Illinois            (2)        2005         40,000
        Clearwater, Florida          (2)        2004         27,000
        Memphis, Tennessee           (2)        2006         15,000
        Fairfield, New Jersey        (2)        1996         16,000
        Richmond, Virginia           (2)        2004         14,000
        Louisville, Kentucky         (2)        1999         60,000
        Phoenix, Arizona             (2)        2004         15,000
        Toronto, Canada              (2)        1997         11,000

Publishing Segment-
    Cleveland, Ohio                  (3)        2000        179,000
    Cleveland, Ohio                  (2)        1996         30,000
    Berea, Ohio                      (5)        N/A         100,000
    New York, New York               (3)        2000         10,000
    Dunedin, Florida                 (3)        2000          8,000
    Safety Harbor, Florida           (1)        1997         19,000
    Tampa, Florida                   (5)        1999         30,000

General Corporate-
    Chicago, Illinois                (3)        2001         12,000

Other properties in the alarm and other security products segment include 82 full-line convenience centers in addition to those hub locations listed above which function as retail-like sales distribution outlets to serve the North American market. These 82 centers are under leases expiring through 2002 and range in size from 1,500 to 11,500 square feet. Other properties in the publishing segment include 12 sales and/or editorial offices under leases expiring through 2003 located in major cities throughout the United States. The Company believes the above facilities are adequate for its present needs.

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

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs have appealed the trial court's decision granting summary judgment.

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


Item 4.   Submission of Matters to a Vote of Security Holders

None.

                               PART II

Item 5. Market For Registrant's Common Equity and Related Stock-holder Matters

The information set forth under the heading "Market Prices, Security Holders and Dividend Information" appearing on page 45 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 6.   Selected Financial Data

The information set forth under the heading "Supplemental Information -Five Year Summary of Selected Financial Data" appearing on page 44 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the heading "Management's Discussion and Analysis" appearing on pages 46-47 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements and Summary of Accounting Policies and Notes thereto, together with the report thereon of Price Waterhouse LLP dated February 21, 1996, appearing on pages 29-43 of the Company's 1995 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                 PART III

Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 1996.

Item 10.   Directors and Executive Officers of the Registrant

The information set forth under the headings "Nominees for Election by the Holders of Class A Stock", "Nominees for Election by the Holders of Common Stock", "Executive Officers" and "Section 16(a) Reports" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 9, 1996 is incorporated herein by reference.

Item 11.   Executive Compensation

The information set forth under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 9, 1996 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 9, 1996 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information set forth under the headings "Certain Transactions" (and the information set forth under the heading "Compensation Committee Interlocks and Insider Participation" which is cross-referenced under the heading "Certain Transactions") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 9, 1996 is incorporated herein by reference.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial statements and financial statement schedule filed as a part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 13 of this Form 10-K and are incorporated herein by reference.

           Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 16-17 of this Form 10-K, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14 (c) of Form 10-K is so identified on the Index to Exhibits.

(b)        Reports on Form 8-K:
               The registrant announced a potential significant increase in the value of its investments in United States Satellite Broadcasting, Inc. and Cylink Corporation in a filing on Form 8-K dated December 21, 1995.

               The registrant announced a three for two stock split in its Common and Class A stock in a filing on Form 8-K dated January 23, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PITTWAY CORPORATION
                               (Registrant)


                               BY /s/ Paul R. Gauvreau
                               Paul R. Gauvreau
                               Financial Vice President and Treasurer
Date:  March 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1996.



/s/ Neison Harris                      /s/ Anthony Downs
Neison Harris, Director and            Anthony Downs, Director
  Chairman of the Board



/s/ King Harris                        /s/ Leo A. Guthart
King Harris, Director, President       Leo A. Guthart, Director
  and Chief Executive Officer



/s/ Paul R. Gauvreau                   /s/ Irving B. Harris
Paul R. Gauvreau, Principal            Irving B. Harris, Director
  Financial and Accounting Officer



/s/ Eugene L. Barnett                  /s/ William W. Harris
Eugene L. Barnett, Director            William W. Harris, Director



/s/ Sidney Barrows                     /s/ Jerome Kahn, Jr
Sidney Barrows, Director               Jerome Kahn, Jr., Director



/s/ Fred Conforti                      /s/Leo F. Mullin
Fred Conforti, Director                Leo F. Mullin, Director



/s/ E. David Coolidge III
E. David Coolidge III, Director

                        PITTWAY CORPORATION
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULE


The following documents are filed as a part of this report:

                                                            Page reference in
                                                             Annual Report to
                                                               Stockholders


Financial Statements required by Item 8 of this Form:

    Consolidated Balance Sheet at December 31,
      1995 and 1994........................................       30-31
    For each of the three years ended December 31, 1995 -
        Consolidated Statement of Income...................         29
        Consolidated Statement of Cash Flows...............         32
        Consolidated Statement of Stockholders' Equity.....         33
    Summary of Accounting Policies and Notes to
      Consolidated Financial Statements....................       34-42
    Report of Independent Accountants......................         43


                                                            Page reference in
                                                                Form 10-K

Financial Statement Schedule required by
  Article 12 of Regulation S-X:

    Report of Independent Accountants on Financial
      Statement Schedule...................................         14
    Consolidated Financial Statement Schedule -
      II.  Valuation and Qualifying Accounts...............         15


The consolidated financial statements of Pittway Corporation, listed in the above index together with the Report of Independent Accountants, which are included in the Company's 1995 Annual Report to Stockholders, are incorporated herein by reference.

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

With the exception of the aforementioned information and information incorporated by reference in Part I (in Item 1) and Part II (in Items 5, 6, 7 and 8) of this Form 10-K, the Company's 1995 Annual Report to Stockholders is not deemed to be filed as part of this report.

                Report of Independent Accountants on
                    Financial Statement Schedule




To the Board of Directors
of Pittway Corporation


      Our audits of the consolidated financial statements referred to in our report dated February 21, 1996 appearing on page 43 of the 1995 Annual Report to Stockholders of Pittway Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in the index on page 13 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

      As discussed in Notes 5 and 7 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions.




/s/ Price Waterhouse LLP
Price Waterhouse LLP


Chicago, Illinois
February 21, 1996


                                       PITTWAY CORPORATION
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                      (Dollars in Thousands)

                                            Balance at   Charges to   Deductions     Balance
                                            beginning    costs and       from        at end
                                            of period     expenses    reserve (A)   of period
1995
Allowance for doubtful accounts               $6,348       $4,901       $2,756       $8,493
Inventory obsolescence reserve                 6,526        1,464        1,377        6,613

1994
Allowance for doubtful accounts               $5,521       $3,167       $2,340       $6,348
Inventory obsolescence reserve                 5,222        1,925          621        6,526

1993
Allowance for doubtful accounts               $5,867       $2,938       $3,284       $5,521
Inventory obsolescence reserve                 4,583        2,641        2,002        5,222


(A)   Write-off of accounts considered uncollectible, net of recoveries, or write-off of obsolete inventory.  Also includes valuation accounts of acquired or divested companies and foreign currency translation adjustments, net.




                                             15

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

3.3 Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.3 of the Registrant's
      Quarterly Report on Form 10-Q for the quarter ended
      June 30, 1995).

4. Composite Conformed Copy of separate Note Purchase Agreements Dated as of December 15, 1995, each, between the Registrant and one of Metropolitan Life Insurance Company, Metropolitan Property and
      Casualty Insurance Company, Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau, and West Coast Life Insurance Company without exhibits.

10.1 Pittway Corporation 1990 Stock Awards Plan, as amended, (incorporated by reference to Exhibit 4.4 to the Registrant's Form S-8
      Registration Statement No. 33 - 54753 filed with the Commission on July 27, 1994).

10.2 Agreement of employment dated as of July 1, 1990 with Sal F. Marino, as amended
      (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)**

10.3  Second Extension and Amendment of Agreement of
      Employment with Sal F. Marino dated
      December 31, 1993 (incorporated by reference to Exhibit 10.4 of the Registrant's Annual
      Report on Form 10-K for the year ended
      December 31, 1993.)**

10.4  Third Extension and Amendment of Agreement of
      Employment with Sal F. Marino dated
      December 31, 1994 (incorporated by reference to Exhibit 10.5 of the Registrant's Annual
      Report on Form 10-K for the year ended
      December 31, 1994.)**

                                                           Sequential
Number and Description of Exhibit                          Page Number***


10.5  Fourth Extension and Amendment of Agreement of
      Employment with Sal F. Marino dated
      December 31, 1995.**

10.6  Employment Agreement with King Harris dated as of
      January 1, 1996.**

10.7 Employment Agreement with Leo A. Guthart dated as of January 1, 1996.**

13.   1995 Annual Report to Stockholders.*

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