Form 10-Q
period 1996-03-31
PITTWAY CORP /DE/
filed 1996-05-13
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004



                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

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

                        Yes   X          No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 26, 1996).

                        Common Stock      3,938,832
                        Class A Stock    16,973,313

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 1996

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three Months Ended March 31, 1996 and 1995               3

            Consolidated Balance Sheet -
              March 31, 1996 and December 31, 1995                   4 - 5

            Consolidated Statement of Cash Flows -
              Three Months Ended March 31, 1996 and 1995               6

            Notes to Consolidated Financial Statements               7 - 9

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          9 - 11


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                       11 - 12

   ITEM 4.  Submission of Matters to a Vote of Security
              Holders                                                 13

   ITEM 6.  Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                            14

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
             (Unaudited; Dollars in Thousands, Except Per Share Data)


                                                  1996            1995

NET SALES..................................     $257,477        $220,404

OPERATING EXPENSES:
  Cost of sales............................      157,637         134,546
  Selling, general and administrative......       75,609          66,523
  Depreciation and amortization............        6,810           5,073
                                                 240,056         206,142

OPERATING INCOME...........................       17,421          14,262

OTHER INCOME (EXPENSE):
  Gain on sale of investment...............       13,162
  Gain from stock offering of affiliate....       23,432
  Income from marketable securities,
    investments and other interest.........          833             258
  Interest expense.........................       (1,990)           (961)
  Miscellaneous, net.......................          187             273
                                                  35,624            (430)

INCOME BEFORE INCOME TAXES.................       53,045          13,832

INCOME TAXES...............................       19,757           5,112

NET INCOME.................................     $ 33,288        $  8,720


NET INCOME PER SHARE OF COMMON
  AND CLASS A STOCK .......................     $   1.59        $    .42

CASH DIVIDENDS DECLARED PER SHARE:
  Common...................................     $    .067       $    .067
  Class A..................................     $    .083       $    .083

AVERAGE NUMBER OF SHARES OUTSTANDING
  (in thousands) ..........................       20,912          20,911








                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1996 AND DECEMBER 31, 1995
                     (Unaudited; Dollars in Thousands)


                                               March 31,   December 31,
                                                1996          1995

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................      $ 47,002      $ 31,407
  Marketable securities..................        23,706        25,586
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $9,039 and $8,493....................       183,265       175,432
  Inventories............................       162,836       152,636
  Future income tax benefits.............        18,182        16,996
  Prepayments, deposits and other........        13,052        11,929
                                                448,043       413,986

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        28,019        25,797
  Machinery and equipment................       196,992       190,780
                                                225,011       216,577
  Less: Accumulated depreciation.........      (114,842)     (109,021)
                                                110,169       107,556
  Land...................................         2,666         2,188
                                                112,835       109,744

INVESTMENTS:
  Marketable securities..................       136,482        20,000
  Equity investment in affiliate.........        30,855         7,689
  Leveraged leases.......................        20,911        21,046
  Real estate and other ventures.........        34,704        33,874
                                                222,952        82,609

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $8,102 and $8,432....        53,596        48,714
  Other intangibles, less accumulated
    amortization of $10,261 and $10,360..         5,305         5,422
  Notes receivable.......................         5,975         5,892
  Miscellaneous..........................         6,669         6,607
                                                 71,545        66,635
                                               $855,375      $672,974





                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1996 AND DECEMBER 31, 1995
                      (Unaudited; Dollars in Thousands)


                                               March 31,    December 31,
                                                 1996           1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................     $ 32,744      $ 32,212
  Long-term debt due within one year......        3,239         3,788
  Dividends payable.......................        1,732         1,766
  Accounts payable........................       74,308        68,700
  Accrued expenses........................       45,911        46,310
  Income taxes payable....................       19,239         5,644
  Retirement and deferred
    compensation plans....................        7,283         6,503
  Unearned income.........................        3,291         3,185
                                                187,747       168,108

LONG-TERM DEBT, less current maturities...       86,037        85,966


DEFERRED LIABILITIES:
  Income taxes............................      101,075        46,920
  Other...................................       12,408         8,954
                                                113,483        55,874

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        3,939         3,939
    Class A stock.........................       16,973        16,973
  Capital in excess of par value..........       21,423        21,423
  Retained earnings.......................      357,032       325,420
  Cumulative marketable securities
    valuation adjustment..................       71,603        (2,019)
  Cumulative foreign currency translation
    adjustment............................       (2,862)       (2,710)
                                                468,108       363,026
                                               $855,375      $672,974








                         See accompanying notes.

                                     5
<PAGE



                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                         (Unaudited; Dollars in Thousands)

                                                        1996        1995
Cash Flows From Operating Activities:
  Net Income.......................................   $ 33,288    $  8,720
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..................      6,810       5,073
    Gain on sale of investment, net of taxes.......     (8,149)
    Gain from stock offering of affiliate,
     net of taxes..................................    (14,507)
    Deferred income taxes..........................     (1,354)     (1,464)
    Retirement and deferred compensation plans.....      2,159         690
    Income/loss from investments adjusted
     for cash distributions received...............        102         577
    Provision for losses on accounts receivable....      1,168         859
    Change in assets and liabilities, excluding
     effects from acquisitions, dispositions
     and foreign currency adjustments:
      Increase in accounts and notes receivable....     (7,113)     (8,066)
      Increase in inventories......................     (9,217)     (2,291)
      Increase in prepayments and deposits.........     (1,574)       (872)
      Increase (decrease) in accounts payable
        and accrued expenses.......................      2,063      (3,015)
      Increase in income taxes payable.............     13,586       3,606
    Other changes, net.............................       (955)     (2,137)
  Net cash provided by operating activities........     16,307       1,680

Cash Flows From Investing Activities:
  Capital expenditures.............................     (6,962)    (12,627)
  Proceeds from sale of investment, net of taxes...     10,748
  Proceeds from the sale of marketable securities..      4,186       6,028
  Purchases of marketable securities...............     (2,500)     (4,862)
  Disposition of property and equipment............        141         635
  Additions to investments.........................       (558)         (8)
  Decrease in notes receivable.....................        145         320
  Net assets of businesses acquired, net of cash...     (2,682)
  Net cash provided (used) by investing activities.      2,518     (10,514)

Cash Flows From Financing Activities:
  Net (decrease) increase in notes payable.........     (1,093)      3,498
  Proceeds of long-term debt.......................         75       3,240
  Repayments of long-term debt.....................       (507)       (319)
  Dividends paid...................................     (1,711)     (1,676)
  Net cash (used) provided by financing activities.     (3,236)      4,743

Effect of Exchange Rate Changes on Cash............          6         197
Net Increase (Decrease) in Cash and Equivalents....     15,595      (3,894)
Cash and Equivalents at Beginning of Period........     31,407      10,359
Cash and Equivalents at End of Period..............   $ 47,002    $  6,465

Supplemental Cash Flow Disclosure:                      1996        1995
  Interest paid....................................   $    701    $  1,016
  Income tax (refunds) payments, net...............     (1,269)      2,968

                          See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited; Dollars in Thousands)


NOTE 1.  STOCK SPLIT

In January 1996 the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend on the Company's Common and Class A stock, payable March 1, 1996 to stockholders of record on February 14, 1996. All share and per share data, as appropriate, reflect this split.


NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Pittway Corporation and its majority-owned subsidiaries (the "Company" or "Registrant"). Summarized financial information for the limited real estate partnership ventures and other affiliates is omitted because, when considered in the aggregate, they do not constitute a significant subsidiary. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year classification.

The accompanying consolidated financial statements are unaudited but reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein. However, the financial statements and related notes do not include all disclosures normally provided in the Company's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 3.  ACQUISITION

During the first quarter of 1996, the Company acquired a foreign distributor of alarm systems for $2,682 cash and $2,494 payable over three years. The acquisition was accounted for as a purchase transaction in the consolidated financial statements from the date of acquisition. The impact on consolidated results of operations was not significant.


NOTE 4.  MARKETABLE SECURITIES

Information about the Company's available-for-sale securities at March 31, 1996 and December 31, 1995 is as follows:
                                                    1996          1995
  Current - Adjustable Rate Preferred Stocks -
     Aggregate cost                               $ 27,135      $ 28,952
     Net unrealized holding loss                    (3,429)       (3,366)
     Aggregate fair value                         $ 23,706      $ 25,586

                                                    1996          1995
  Non-Current - USSB Common Stock -
     Aggregate cost                               $ 17,401      $ 20,000
     Unrealized holding gain                       119,081       101,280
     Aggregate fair value                         $136,482      $121,280

In February 1996, the Company reduced its holdings in United States Satellite Broadcasting Company, Inc. (USSB) by selling 622,500 of its 4,789,875 shares in connection with an initial public offering of USSB's common stock. The sale of the shares resulted in an after-tax gain of $8,149, or $.39 per share. At December 31, 1995, prior to the initial public offering, the Company's investment in USSB was recorded at a cost of $20 million, or $4.175 per share.

The $119,081 unrealized gain on the 4,167,375 shares of USSB common stock held at March 31, 1996 is included, net of $45,355 deferred taxes, in the cumulative marketable security valuation adjustment component of stockholders' equity.

Realized gains and losses are based upon the specific identification method. Such gains and losses on the adjustable rate preferred stock, for the quarters ended March 31, 1996 and 1995 were not significant.


NOTE 5.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. The carrying value of this investment was increased by $23,432 to reflect the increase in the Company's equity in Cylink's net book value as a result of an initial public offering in February 1996. The after-tax gain recorded on the increase in Cylink's equity was $14,507, or $.69 per share. The quoted market value of the Company's investment in Cylink was approximately $153 million at March 31, 1996.


NOTE 6.  INVENTORIES

Inventories at March 31, 1996 and December 31, 1995 consist of the following:
                                                    1996          1995
     Raw materials                                $ 36,967      $ 34,440
     Work in process                                17,930        18,654
     Finished goods -
       Manufactured by the Company                  59,306        55,523
       Manufactured by others                       49,783        45,007
     Total                                         163,986       153,624
     Less LIFO reserve                              (1,150)         (988)
                                                  $162,836      $152,636

NOTE 7.  EARNINGS PER SHARE

Net income per share of common capital stock is based on the combined weighted average number of Common and Class A shares outstanding during each period and does not include Class A shares issuable upon exercise of stock options because the dilutive effect is not significant.


NOTE 8.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties developed by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that plaintiffs' claims were fully retired and rejected in a related administrative proceeding. Plaintiffs' have appealed the trial court's decision granting summary judgment. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

Continued expansion within the alarm and other security products segment accounted for most of the overall sales growth of 17% for the first quarter of 1996 over the same period in 1995. Domestic sales increased 13% while international sales, representing 13% of total consolidated sales principally by the alarm segment, increased 55% reflecting further market penetration in the Company's European and other international operations. Gross profit increased 15% which is slightly below the sales increase reflecting the lower margins of the Company's distribution business relative to manufacturing margins. Selling, general and administrative expenses increased 14% in the first quarter of 1996, primarily due to increased costs associated with the expanded sales volume.

Alarm product sales accounted for 82% of consolidated revenues in the first quarter of 1996 (78% in 1995) and increased 24%. These results reflect continuing gains in market share in key product areas and ongoing expansion in the worldwide alarm systems market. The Company's distribution business made significant gains by expanding its outlet network, internally and through an acquisition in the latter part of 1995, and capitalizing on the 1995 bankruptcy of a major competitor. Increases at the Company's

                                    9
 manufacturing units reflect continued acceptance of numerous new product offerings. Operating income for the segment increased 19% for the quarter primarily because of the expanded sales volume offset by an increase in depreciation expense from recent capital expenditures.

Publishing sales for the quarter declined 8% while operating income increased 17%. Excluding the results of a conference and seminar business, which was sold in June of 1995, first quarter sales for the segment increased 5% and operating income increased 39% over the same period in 1995. The improved results reflect continuing efforts to build alternative revenue streams while reducing operating costs and improving operating efficiencies.

Depreciation and amortization expense increased in the first quarter of 1996 over 1995 as a result of capital additions, principally in the alarm systems segment.

Other income (expense) for the first quarter of 1996 included a pretax gain of $23,432 on the increase in the Company's Cylink investment, resulting from Cylink's initial public offering, and a pre-tax gain of $13,162 on the sale of 622,500 shares of USSB stock in connection with its initial public offering. Excluding these gains, other income was less favorable in the first quarter of 1996 principally due to higher interest expense associated with a net increase in working capital items.

The effective tax rate rose slightly to 37.2% from 37.0% for the first quarter of 1996 versus 1995.


ACCOUNTING CHANGE

In October 1995 SFAS No. 123, "Accounting for Stock Based Compensation", was issued. The statement became effective for the 1996 fiscal year and establishes a fair value based method of accounting for employee stock based compensation plans and encourages adoption of that method. However, companies may elect to continue to apply the method prescribed under previously existing accounting rules, provided certain pro forma disclosures are made. The Company made such election and will provide the necessary disclosures in the December 31, 1996 year-end consolidated financial statements.


FINANCIAL CONDITION

The Company's financial condition remained strong in the first quarter of 1996. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the first quarter of 1996, operating profits, before the gains on the sale of USSB stock and the increase in Cylink carrying value and depreciation and amortization, provided $17.4 million of net cash which was partially used to finance the net increase in working capital items. The remaining $16.3 million of cash generated from operations, along with $12.4 million of net proceeds from the sale of USSB stock and other marketable securities, were partially used to fund $7.0 million in capital expenditures, the purchase of a foreign distributor for $2.7 million, $1.7 of dividends paid to stockholders, $1.5 million of net payments on borrowings and $.5 million of additional investments in affordable housing ventures. The remaining cash provided resulted in an increase in cash and cash equivalents to $47.0 million at March 31, 1996 versus $31.4 million at December 31, 1995.

The Company continues to investigate investment opportunities for growth in related areas. Following our $.5 million investment in the first quarter of 1996, our remaining commitment in certain affordable housing ventures through 1997 is $2.2 million at March 31, 1996.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the present weak commercial real estate market. Such events have no effect on net income although they do have a negative impact on the Company's cash position because significant tax payments become due when the properties are sold or returned to the lenders. The Company has approximately $5 million accrued at March 31, 1996 to fully cover the remaining tax payments that would be due if all the properties are sold or returned to the lenders.

In February 1996, the Company sold 622,500 shares of its investment in United States Satellite Broadcasting ("USSB") in connection with its initial public offering and realized net cash proceeds of $15.8 million or $10.7 million after taxes. The Company's remaining 4,167,375 USSB shares are recorded as a non-current investment in marketable securities. The Company intends to hold its existing investment in preferred stocks, USSB and Cylink although occasional sales of preferred and USSB stocks may be made selectively as conditions warrant.



                         PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties developed by the Company. The lawsuit (James H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-1860), alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The annual meeting of stockholders was held on May 9, 1996 and the following actions were taken:


(a) Management's slate of nominees for directors was unopposed and elected in its entirety. The results of the voting were as follows:

         Director           For       Withheld    Broker Non-Votes
     Common Stock-
       S. Barrows        3,664,804     11,031         99,271
       F. Conforti       3,664,579     11,256         99,271
       L. Guthart        3,664,804     11,031         99,271
       I. Harris         3,664,804     11,031         99,271
       K. Harris         3,664,804     11,031         99,271
       N. Harris         3,664,804     11,031         99,271
       W. Harris         3,664,804     11,031         99,271
       J. Kahn. Jr.      3,664,804     11,031         99,271
       L. Mullin         3,664,804     11,031         99,271
     Class A Stock-
       E. Barnett       14,735,298     89,870        617,400
       E. Coolidge III  14,735,748     89,420        617,400
       A. Downs         14,731,998     93,170        617,400


(b) The resolution to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares was approved. The results of the voting were as follows:

          For       Against    Abstentions    Broker Non-Votes
       5,060,142     88,013      10,197            161,011


(c) The 1996 Director Stock Option Plan was approved. The results of the voting were as follows:

          For       Against    Abstentions    Broker Non-Votes
       4,957,722    178,773      21,857           161,011


(d) The potential financial performance criteria established by the Compensation Committee for certain annual bonuses for the Company's chief executive officer was approved. The results of the voting were as follows:

          For       Against    Abstentions    Broker Non-Votes
       5,109,498     35,332      13,522           161,011

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

              Number   Description

                 3.1   Restated Certificate of Incorporation, as amended

                 3.2 Certificate of Amendment of Restated Certificate of Incorporation dated December 28, 1989

                 3.3 Certificate of Amendment to Restated Certificate of Incorporation dated May 9, 1996

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


Date: May 10, 1996