Form 10-Q
period 1996-06-30
PITTWAY CORP /DE/
filed 1996-08-05
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004



                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

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

                        Yes   X          No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 26, 1996).

                        Common Stock      3,938,832
                        Class A Stock    16,985,613



                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1996

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three Months and Six Months Ended June 30, 1996
                and 1995                                              3

            Consolidated Balance Sheet -
              June 30, 1996 and December 31, 1995                   4 - 5

            Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 1996 and 1995                 6

            Notes to Consolidated Financial Statements              7 - 9

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         9 - 11


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                      12 - 13

   ITEM 6.  Exhibits and Reports on Form 8-K                          13


SIGNATURES                                                            14

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                       FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1996 AND 1995
             (Unaudited; Dollars in Thousands, Except Per Share Data)


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                        1996      1995      1996      1995

NET SALES............................ $272,361  $235,320  $529,838  $455,724

OPERATING EXPENSES:
 Cost of sales.......................  165,901   144,582   323,538   279,128
 Selling, general and administrative.   78,292    69,306   153,901   135,828
 Depreciation and amortization.......    7,069     5,354    13,879    10,427
                                       251,262   219,242   491,318   425,383

OPERATING INCOME.....................   21,099    16,078    38,520    30,341

OTHER INCOME (EXPENSE):
 Gain on sale of investment..........                       13,162
 Gain from Cylink stock offering.....     (153)             23,279
 Income from marketable securities,
   investments and other interest....      944     1,541     1,777     1,799
 Interest expense....................   (2,055)   (1,503)   (4,045)   (2,464)
 Miscellaneous, net..................      257       966       444     1,238
                                         (1007)    1,004    34,617       573

INCOME BEFORE INCOME TAXES...........   20,092    17,082    73,137    30,914

PROVISION FOR INCOME TAXES...........    7,562     6,352    27,319    11,464

NET INCOME........................... $ 12,530  $ 10,730  $ 45,818  $ 19,450

NET INCOME PER SHARE OF COMMON AND
  CLASS A STOCK...................... $   .60   $   .51   $   2.19  $    .93

CASH DIVIDENDS DECLARED PER SHARE:
  Common............................. $   .067  $   .067  $   .133  $   .133
  Class A............................ $   .083  $   .083  $   .167  $   .167


AVERAGE NUMBER OF SHARES OUTSTANDING
  (in thousands).....................   20,921    20,911    20,916    20,911






                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    JUNE 30, 1996 AND DECEMBER 31, 1995
                     (Unaudited; Dollars in Thousands)


                                               June 30,   December 31,
                                                1996          1995

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................      $ 19,817      $ 31,407
  Marketable securities..................        24,113        25,586
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $9,598 and $8,493....................       191,338       175,432
  Inventories............................       172,815       152,636
  Future income tax benefits.............        19,360        16,996
  Prepayments, deposits and other........        14,551        11,929
                                                441,994       413,986

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        31,440        25,797
  Machinery and equipment................       205,402       190,780
                                                236,842       216,577
  Less: Accumulated depreciation.........      (121,215)     (109,021)
                                                115,627       107,556
  Land...................................         2,651         2,188
                                                118,278       109,744

INVESTMENTS:
  Marketable securities..................       139,086        20,000
  Equity investment in affiliate.........        30,893         7,689
  Leveraged leases.......................        20,806        21,046
  Real estate and other ventures.........        34,932        33,874
                                                225,717        82,609

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $8,600 and $8,432....        53,160        48,714
  Other intangibles, less accumulated
    amortization of $10,381 and $10,360..         5,218         5,422
  Notes receivable.......................         7,818         5,892
  Miscellaneous..........................         6,622         6,607
                                                 72,818        66,635
                                               $858,807      $672,974





                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    JUNE 30, 1996 AND DECEMBER 31, 1995
                     (Unaudited; Dollars in Thousands)


                                               June 30,     December 31,
                                                 1996           1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................     $ 34,516      $ 32,212
  Long-term debt due within one year......        4,436         3,788
  Dividends payable.......................        1,734         1,766
  Accounts payable........................       75,026        68,700
  Accrued expenses........................       44,603        46,310
  Income taxes payable....................        5,610         5,644
  Retirement and deferred
    compensation plans....................        8,252         6,503
  Unearned income.........................        3,309         3,185
                                                177,486       168,108

LONG-TERM DEBT, less current maturities...       84,603        85,966


DEFERRED LIABILITIES:
  Income taxes............................      104,161        46,920
  Other...................................       11,409         8,954
                                                115,570        55,874

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        3,939         3,939
    Class A stock.........................       16,985        16,973
  Capital in excess of par value..........       21,489        21,423
  Retained earnings.......................      367,884       325,420
  Cumulative marketable securities
    valuation adjustment..................       73,777        (2,019)
  Cumulative foreign currency translation
    adjustment............................       (2,926)       (2,710)
                                                481,148       363,026
                                               $858,807      $672,974








                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                        (Unaudited; Dollars in Thousands)

                                                        1996       1995
Cash Flows From Operating Activities:
  Net Income.......................................   $ 45,818   $ 19,450
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..................     13,879     10,427
    Gain on sale of investment, net of taxes.......     (8,149)
    Gain from stock offering of affiliate,
     net of taxes..................................    (14,413)
    Deferred income taxes..........................       (889)    (8,577)
    Retirement and deferred compensation plans.....      3,282      3,791
    Income/loss from investments adjusted
     for cash distributions received...............       (232)     1,314
    Provision for losses on accounts receivable....      2,443      1,900
    Change in assets and liabilities, excluding
     effects from acquisitions, dispositions
     and foreign currency adjustments:
      Increase in accounts and notes receivable....    (13,598)   (23,745)
      Increase in inventories......................    (18,969)   (20,685)
      Increase in prepayments and deposits.........     (2,764)    (4,228)
      (Decrease) increase in accounts payable
        and accrued expenses.......................     (1,271)     3,847
      Increase in income taxes payable.............        131      3,242
    Other changes, net.............................       (131)    (2,741)
  Net cash provided (used) by operating activities.      5,137    (16,005)

Cash Flows From Investing Activities:
  Capital expenditures.............................    (18,984)   (22,127)
  Proceeds from sale of investment, net of taxes...     10,748
  Proceeds from the sale of marketable securities..      7,640     10,361
  Purchases of marketable securities...............     (5,900)    (5,846)
  Disposition of property and equipment............        486      1,685
  Additions to investments.........................       (566)        (8)
  (Increase) decrease in notes receivable..........     (2,077)       243
  Net assets of businesses acquired, net of cash...     (3,065)    (6,743)
  Disposition of business..........................                   177
  Net cash used in investing activities............    (11,718)   (22,258)

Cash Flows From Financing Activities:
  Net increase in notes payable....................        608     30,015
  Proceeds of long-term debt.......................         74      3,249
  Repayments of long-term debt.....................     (2,320)      (565)
  Dividends paid...................................     (3,386)    (3,351)
  Net cash (used) provided by financing activities.     (5,024)    29,348

Effect of Exchange Rate Changes on Cash............         15         68
Net Decrease in Cash and Equivalents...............    (11,590)    (8,847)
Cash and Equivalents at Beginning of Period........     31,407     10,359
Cash and Equivalents at End of Period..............   $ 19,817   $  1,512

Supplemental Cash Flow Disclosure:                      1996       1995
  Interest paid....................................   $  4,030   $  2,399
  Income taxes paid................................     19,074     16,928

                          See accompanying notes.
                                     6


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


NOTE 3.  ACQUISITIONS

During the first six months of 1996, the Company acquired a foreign distributor of alarm systems and a manufacturer of glass break detectors for $3,065 cash and a total of $2,619 payable over three years. The acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. The impact on consolidated results of operations was not significant.


NOTE 4.  MARKETABLE SECURITIES

Information about the Company's available-for-sale securities at June 30, 1996 and December 31, 1995 is as follows:
                                                    1996          1995
  Current - Adjustable Rate Preferred Stocks -
     Aggregate cost                               $ 26,636      $ 28,952
     Net unrealized holding loss                    (2,523)       (3,366)
     Aggregate fair value                         $ 24,113      $ 25,586

                                   7


                                                    1996          1995
  Non-Current - USSB Common Stock -
     Aggregate cost                               $ 17,401      $ 20,000
     Unrealized holding gain                       121,685       101,280
     Aggregate fair value                         $139,086      $121,280

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

The $121,685 unrealized gain on the 4,167,375 shares of USSB common stock held at June 30, 1996 is included, net of $46,347 deferred taxes, in the cumulative marketable security valuation adjustment component of stockholders' equity.

Realized gains and losses are based upon the specific identification method. Such gains and losses on the adjustable rate preferred stock, for the quarters ended June 30, 1996 and 1995 were not significant.


NOTE 5.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. The carrying value of this investment was increased by $23,279 to reflect the increase in the Company's equity in Cylink's net book value as a result of an initial public offering in February 1996. The after-tax gain recorded on the increase in Cylink's equity was $14,413, or $.69 per share. The quoted market value of the Company's investment in Cylink was approximately $148 million at June 30, 1996.


NOTE 6.  INVENTORIES

Inventories at June 30, 1996 and December 31, 1995 consist of the following:
                                                    1996          1995
     Raw materials                                $ 38,142      $ 34,440
     Work in process                                17,627        18,654
     Finished goods -
       Manufactured by the Company                  66,323        55,523
       Manufactured by others                       51,983        45,007
     Total                                         174,075       153,624
     Less LIFO reserve                              (1,260)         (988)
                                                  $172,815      $152,636




                                   8
NOTE 7.  EARNINGS PER SHARE

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


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

For both the second quarter and first six months of 1996, sales increased 16% due to continued expansion within the alarm and other security products segment. On a year-to-date basis, domestic sales increased 12% while international sales, representing 14% of total consolidated sales, increased 56% reflecting further market penetration in the Company's European and other international operations and, to a lesser extent, acquisitions of foreign businesses. Gross profit grew at about the same rate as sales. Selling, general and administrative expenses in 1996 increased 13% over both the second quarter and first six months of 1995 primarily due to increased costs associated with the expanded sales volume.

Alarm product sales, accounting for 82% of consolidated revenues in 1996 (78% in 1995), increased 23% both for the quarter and year-to-date to $224.1 million and $436.0 million, respectively. These results reflect continuing gains in market share in key product areas and ongoing expansion in the worldwide alarm systems market. The Company's distribution business made significant gains by expanding its outlet network, internally and through an acquisition in November 1995, and by capitalizing on the 1995 bankruptcy of a major competitor. Increases at the Company's manufacturing units reflect continued acceptance of numerous new product offerings.

                                    9
Operating income for the segment increased 29% to $17.1 million for the quarter and 24% to $32.8 million year-to-date primarily because of the expanded sales volume partially offset by an increase in depreciation expense from recent capital expenditures.

Publishing sales for the second quarter and year-to-date declined due to the inclusion in the prior year results of a conference and seminar business, which was sold in June 1995. Excluding this business from the 1995 results, sales increased 3% to $48.2 million for the quarter and 4% to $93.3 million year-to-date, while operating income increased 36% to $6.0 million for the quarter and 37% to $9.3 million year-to-date. The improved results reflect continuing efforts to build alternative revenue streams to supplement the primary source of revenues, display advertising, while improving magazine profit margins and streamlining operations. Magazine profits increased on slightly higher advertising pages and firmer prices despite the lingering effect of last year's paper price increases.

Depreciation and amortization expense increased in 1996 as a result of capital additions, principally in the alarm systems segment.

Other income (expense) for the first six months of 1996 included a pre-tax gain of $13,162 on the sale of 622,500 shares of USSB stock in connection with its initial public offering and a pretax gain of $23,279 on the increase in the Company's Cylink investment (after $153 of additional expenses charged in the second quarter) resulting from Cylink's initial public offering. Excluding these gains, other income was less favorable in 1996 principally due to higher interest expense and reduced foreign currency transaction gains. Earnings from affiliates and other long-term investments were higher in the 1995 second quarter due to higher income recorded on cash distributions from real estate ventures.

The effective tax rates in 1996 versus 1995 rose slightly to 37.6% from 37.2% for the second quarter and to 37.4% from 37.1% for the first six months.


ACCOUNTING CHANGE

In October 1995 SFAS No. 123, "Accounting for Stock Based Compensation", was issued. The statement became effective for the 1996 fiscal year and establishes a fair value based method of accounting for employee stock based compensation plans and encourages adoption of that method. However, companies may elect to continue to apply the method prescribed under previously existing accounting rules, provided certain pro forma disclosures are made. The Company has made such election and will provide the necessary disclosures in the December 31, 1996 year-end consolidated financial statements.


FINANCIAL CONDITION

The Company's financial condition remained strong in the first six months of 1996. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet

                                    10
ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the first six months of 1996, operating profits, before the gains on the sale of USSB stock and the increase in Cylink carrying value and depreciation and amortization, provided $37.1 million of net cash which was used primarily to finance the net increase in working capital items. The remaining $5.0 million of cash generated from operations, along with $12.5 million of net proceeds from the sale of USSB stock and other marketable securities, were used to fund $19.0 million in capital expenditures, the acquisition of two new businesses for $3.0 million, $3.4 million of dividends paid to stockholders, $1.6 million of net payments on borrowings and a $2.1 million net increase in notes receivable. This net use of cash resulted in a decrease in cash and cash equivalents to $19.8 million at June 30, 1996 from $31.4 million at December 31, 1995.

Following a $.5 million investment in the first six months of 1996, the Company's remaining commitment in certain affordable housing ventures through 1997 is $1.5 million at June 30, 1996. However, the Company continues to actively investigate additional investment opportunities for growth in related areas.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the present weak commercial real estate market. Such events have no effect on net income although they do have a negative impact on the Company's cash position because significant tax payments become due when the properties are sold or returned to the lenders. The Company has approximately $4.8 million accrued at June 30, 1996 to fully cover the remaining tax payments that would be due if all the properties are sold or returned to the lenders.

In February 1996, the Company sold 622,500 shares of its investment in United States Satellite Broadcasting ("USSB") in connection with its initial public offering and realized net cash proceeds of $15.8 million or $10.7 million after taxes. The Company's remaining 4,167,375 USSB shares are recorded as a non-current investment in marketable securities. The Company intends to hold its existing investments in preferred stocks, USSB and Cylink although occasional sales of preferred and USSB stocks may be made selectively as conditions warrant.

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


Date: August 5, 1996