Form 10-Q
period 1996-09-30
PITTWAY CORP /DE/
filed 1996-10-25
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004


                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 1, 1996).

                        Common Stock      3,938,832
                        Class A Stock    16,985,613


                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1996

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three Months and Nine Months Ended September 30, 1996
                and 1995                                              3

            Consolidated Balance Sheet -
              September 30, 1996 and December 31, 1995              4 - 5

            Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 1996 and 1995           6

            Notes to Consolidated Financial Statements              7 - 9

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations        10 - 12


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                      13 - 14

   ITEM 6.  Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                            15

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                       FOR THE THREE MONTHS AND NINE MONTHS
                         ENDED SEPTEMBER 30, 1996 AND 1995
             (Unaudited; Dollars in Thousands, Except Per Share Data)


                                     Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                        1996      1995      1996      1995

NET SALES............................ $285,726  $239,131  $815,564  $694,855

OPERATING EXPENSES:
 Cost of sales.......................  176,011   149,867   499,549   428,995
 Selling, general and administrative.   80,622    69,400   234,523   205,228
 Depreciation and amortization.......    7,393     5,417    21,272    15,844
                                       264,026   224,684   755,344   650,067

OPERATING INCOME.....................   21,700    14,447    60,220    44,788

OTHER INCOME (EXPENSE):
 Gain on sale of investment..........                       13,162
 Gain from Cylink stock offering.....                       23,279
 Income from marketable securities,
   investments and other interest....    1,310     1,006     3,087     2,805
 Interest expense....................   (2,192)   (1,631)   (6,237)   (4,095)
 Miscellaneous, net..................      (57)      606       387     1,844
                                          (939)      (19)   33,678       554

INCOME BEFORE INCOME TAXES...........   20,761    14,428    93,898    45,342

PROVISION FOR INCOME TAXES...........    8,005     5,248    35,324    16,712

NET INCOME........................... $ 12,756  $  9,180  $ 58,574  $ 28,630

NET INCOME PER SHARE OF COMMON AND
  CLASS A STOCK...................... $   .61   $   .44   $   2.80  $   1.37

CASH DIVIDENDS DECLARED PER SHARE:
  Common............................. $   .067  $   .067  $    .20  $    .20
  Class A............................ $   .083  $   .083  $    .25  $    .25


AVERAGE NUMBER OF SHARES OUTSTANDING
  (in thousands).....................   20,924    20,911    20,919    20,911



                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                     (Unaudited; Dollars in Thousands)


                                          September 30,    December 31,
                                               1996            1995

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................    $ 21,598        $ 31,407
  Marketable securities..................      20,471          25,586
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $10,543 and $8,493...................     206,169         175,432
  Inventories............................     188,855         152,636
  Future income tax benefits.............      18,948          16,996
  Prepayments, deposits and other........      14,942          11,929
                                              470,983         413,986

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................      32,540          25,797
  Machinery and equipment................     212,437         190,780
                                              244,977         216,577
  Less: Accumulated depreciation.........    (127,261)       (109,021)
                                              117,716         107,556
  Land...................................       2,650           2,188
                                              120,366         109,744

INVESTMENTS:
  Marketable securities..................      96,891          20,000
  Equity investment in affiliate.........      31,183           7,689
  Leveraged leases.......................      19,052          21,046
  Real estate and other ventures.........      38,547          33,874
                                              185,673          82,609

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $9,105 and $8,432....      53,072          48,714
  Other intangibles, less accumulated
    amortization of $10,505 and $10,360..       5,111           5,422
  Notes receivable.......................       9,475           5,892
  Miscellaneous..........................       7,138           6,607
                                               74,796          66,635
                                             $851,818        $672,974



                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                     (Unaudited; Dollars in Thousands)


                                           September 30,    December 31,
                                                1996            1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................    $ 34,184        $ 32,212
  Long-term debt due within one year......       3,510           3,788
  Dividends payable.......................       1,735           1,766
  Accounts payable........................      86,522          68,700
  Accrued expenses........................      53,940          46,310
  Income taxes payable....................       8,086           5,644
  Retirement and deferred
    compensation plans....................       6,706           6,503
  Unearned income.........................       4,059           3,185
                                               198,742         168,108

LONG-TERM DEBT, less current maturities...      87,089          85,966


DEFERRED LIABILITIES:
  Income taxes............................      86,125          46,920
  Other...................................      13,322           8,954
                                                99,447          55,874

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................       3,939           3,939
    Class A stock.........................      16,985          16,973
  Capital in excess of par value..........      21,662          21,423
  Retained earnings.......................     378,964         325,420
  Cumulative marketable securities
    valuation adjustment..................      47,503          (2,019)
  Cumulative foreign currency translation
    adjustment............................      (2,513)         (2,710)
                                               466,540         363,026
                                              $851,818        $672,974






                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                        (Unaudited; Dollars in Thousands)

                                                        1996       1995
Cash Flows From Operating Activities:
  Net Income.......................................   $ 58,574   $ 28,630
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..................     21,272     15,844
    Gain on sale of investment, net of taxes.......     (8,149)
    Gain from stock offering of affiliate,
     net of taxes..................................    (14,413)
    Deferred income taxes..........................     (2,359)    (6,526)
    Retirement and deferred compensation plans.....      4,163      5,270
    Income/loss from investments adjusted
     for cash distributions received...............      1,091      1,027
    Provision for losses on accounts receivable....      4,043      3,135
    Change in assets and liabilities, excluding
     effects from acquisitions, dispositions
     and foreign currency adjustments:
      Increase in accounts and notes receivable....    (28,993)   (25,556)
      Increase in inventories......................    (34,852)   (33,142)
      Increase in prepayments and deposits.........     (3,121)    (4,159)
      Increase in accounts payable and
        accrued expenses...........................     18,420      7,837
      Increase (decrease) in income taxes payable..      2,774     (4,846)
    Other changes, net.............................        (55)    (6,202)
  Net cash provided (used) by operating activities.     18,395    (18,688)

Cash Flows From Investing Activities:
  Capital expenditures.............................    (27,721)   (29,865)
  Proceeds from sale of investment, net of taxes...     10,748
  Proceeds from the sale of marketable securities..     11,065     16,034
  Purchases of marketable securities...............     (5,900)    (5,846)
  Disposition of property and equipment............        493      1,899
  Additions to investments.........................     (4,066)       (52)
  Increase in notes receivable.....................     (4,334)    (2,793)
  Net assets of businesses acquired, net of cash...     (3,065)    (7,565)
  Disposition of business..........................                   177
  Net cash used in investing activities............    (22,780)   (28,011)

Cash Flows From Financing Activities:
  Net increase in notes payable....................        283     46,305
  Proceeds of long-term debt.......................         72      3,197
  Repayments of long-term debt.....................       (767)    (4,743)
  Dividends paid...................................     (5,062)    (5,025)
  Net cash (used) provided by financing activities.     (5,474)    39,734

Effect of Exchange Rate Changes on Cash............         50         76
Net Decrease in Cash and Equivalents...............     (9,809)    (6,889)
Cash and Equivalents at Beginning of Period........     31,407     10,359
Cash and Equivalents at End of Period..............   $ 21,598   $  3,470

Supplemental Cash Flow Disclosure:                      1996       1995
  Interest paid....................................   $  6,218   $  4,081
  Income taxes paid................................     26,418     28,150

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


NOTE 3.  ACQUISITIONS

During the first nine months of 1996, the Company acquired a foreign distributor of alarm systems and a manufacturer of glass break detectors for $3,065 cash and a total of $2,619 payable over three years. The acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. The impact on consolidated results of operations was not significant.

NOTE 4.  MARKETABLE SECURITIES

Information about the Company's available-for-sale securities at September 30, 1996 and December 31, 1995 is as follows:

                                                  Sept. 30,     Dec. 31,
                                                    1996          1995
  Current - Adjustable Rate Preferred Stocks -
     Aggregate cost                               $ 23,236      $ 28,952
     Net unrealized holding loss                    (2,765)       (3,366)
     Aggregate fair value                         $ 20,471      $ 25,586

  Non-Current - USSB Common Stock -
     Aggregate cost                               $ 17,401      $ 20,000
     Unrealized holding gain                        79,490       101,280
     Aggregate fair value                         $ 96,891      $121,280

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

The $79,490 unrealized gain on the 4,167,375 shares of USSB common stock held at September 30, 1996 is included, net of $30,276 deferred taxes, in stockholders' equity under the caption "cumulative marketable securities valuation adjustment".

Realized gains and losses are based upon the specific identification method. Such gains and losses on the adjustable rate preferred stock, for the quarters ended September 30, 1996 and 1995 were not significant.


NOTE 5.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. The carrying value of this investment was increased by $23,279 to reflect the increase in the Company's equity in Cylink's net book value as a result of an initial public offering in February 1996. The after-tax gain recorded on the increase in Cylink's equity was $14,413, or $.69 per share. The quoted market value of the Company's investment in Cylink was approximately $124 million at September 30, 1996.

NOTE 6.  INVENTORIES

Inventories at September 30, 1996 and December 31, 1995 consist of the following:

                                                  Sept. 30,     Dec. 31,
                                                    1996          1995
     Raw materials                                $ 40,604      $ 34,440
     Work in process                                20,145        18,654
     Finished goods -
       Manufactured by the Company                  64,691        55,523
       Manufactured by others                       64,837        45,007
     Total                                         190,277       153,624
     Less LIFO reserve                              (1,422)         (988)
                                                  $188,855      $152,636


NOTE 7.  EARNINGS PER SHARE

Net income per share of common capital stock is based on the combined weighted average number of Common and Class A shares outstanding during each period and does not include Class A shares issuable upon exercise of stock options or for other stock awards because the dilutive effect is not significant.


NOTE 8.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties developed by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs appealed the trial court's decision granting summary judgment. The appellate court has affirmed in part and reversed in part the trial court's summary judgment and remanded the case back to the trial court for further proceedings. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

For the first nine months of 1996, sales increased 17% due to continued expansion within the alarm and other security products segment. For the third quarter of 1996 sales increased 19% due to higher sales in both the alarm and publishing segments. On a year-to-date basis, domestic sales increased 14% while international sales, representing 14% of total consolidated sales, increased 49% reflecting further market penetration in the Company's European and other international operations and, to a lesser extent, acquisitions of foreign businesses. Gross profit grew at about the same rate as sales. Selling, general and administrative expenses in 1996 increased 16% over the third quarter and 14% over the first nine months of 1995 primarily due to increased costs associated with the expanded sales volume.

Alarm product sales, accounting for 83% of consolidated revenues in 1996 (79% in 1995), increased 22% for the quarter and 23% year-to-date to $239.4 million and $675.3 million, respectively. These results reflect continuing gains in market share in key product areas and ongoing expansion in the worldwide alarm systems market. The Company's distribution business made significant gains by expanding its outlet network, internally and through an acquisition in November 1995. Increases at the Company's manufacturing units reflect continued acceptance of numerous new product offerings.

Operating income for the segment increased 38% to $19.0 million for the quarter and 29% to $51.8 million year-to-date primarily because of the expanded sales volume partially offset by an increase in depreciation expense from recent capital expenditures.

Publishing sales for the year-to-date declined due to the inclusion in the prior year results of a conference and seminar business, which was sold in June 1995. Excluding this business from the 1995 results, sales increased 6% to $139.7 million. Sales for the quarter increased 10% to $46.3 million. Operating income increased 127% to $3.6 million for the quarter, which is traditionally slow for the trade publishing industry, and 43% to $12.9 million year-to-date. The improved results are a reflection primarily of higher magazine advertising revenues and improved operating efficiency. In addition, this business continues to build alternative revenue streams to supplement display advertising, the primary source of revenues. Postal rates were steady this year and paper costs declined slightly from the 1995 year end levels.

Depreciation and amortization expense increased in 1996 as a result of capital additions, principally in the alarm systems segment.

Other income (expense) for the first nine months of 1996 included a pre-tax gain of $13,162 on the sale of 622,500 shares of USSB stock in connection with its initial public offering and a pretax gain of $23,279 on the increase in the Company's Cylink investment resulting from Cylink's initial public offering. Excluding these gains, other income was less favorable in 1996 principally due to higher interest expense and reduced cash distributions received from real estate ventures. These effects were offset somewhat by a favorable comparison at Cylink which recorded a loss in 1995.

The effective tax rates in 1996 versus 1995 rose to 38.6% from 36.4% for the third quarter and to 37.6% from 36.9% for the first nine months due primarily to higher effective foreign tax rates.


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


FINANCIAL CONDITION

The Company's financial condition remained strong in the first nine months of 1996. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the first nine months of 1996, operating profits, before the gains on the sale of USSB stock and the increase in Cylink carrying value and depreciation and amortization, provided $57.3 million of net cash which was used primarily to finance the net increase in working capital items. The remaining $18.4 million of cash generated from operations, along with $15.9 million of net proceeds from the sale of USSB stock and other marketable securities and available cash, were used to fund $27.7 million in capital expenditures, the acquisition of two businesses for $3.1 million, $5.1 million of dividends paid to stockholders, $4.1 million of additional investments in affordable housing and other ventures, $0.4 million of net payments on borrowings and a $4.3 million net increase in notes receivable.

Following a $1.5 million investment in the first nine months of 1996, the Company's remaining commitment in certain affordable housing ventures through 2002 is $11.7 million at September 30, 1996. The Company will continue to actively investigate additional investment opportunities for growth in related areas.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the present weak commercial real estate market. Such events have no effect on net income although they do have a negative impact on the Company's cash position because significant tax payments become due when the properties are sold or returned to the lenders. The Company has approximately $4.4 million accrued at September 30, 1996 to fully cover the remaining tax payments that would be due if all the properties are sold or returned to the lenders.

In February 1996, the Company sold 622,500 shares of United States Satellite Broadcasting ("USSB") in connection with its initial public offering and realized net cash proceeds of $15.8 million or $10.7 million after taxes.
The Company's remaining 4,167,375 USSB shares are recorded as a non-current investment in marketable securities. The Company intends to hold its existing investments in preferred stocks, USSB and Cylink although occasional sales of preferred and USSB stocks may be made selectively as conditions warrant.

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

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the


                                   13
trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. On August 16, 1996, the appellate court affirmed in part and reversed in part the trial court's summary judgment and remanded the case back to the trial court for further proceedings.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

              Number   Description

                10 Employment Agreement with Thomas L. Kemp dated as of July 25, 1996.

                27     Financial Data Schedule
                       (submitted only in electronic format)

       (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.








                                   14



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


Date: October 25, 1996






















                                   15