Form 10-K
period 1996-12-31
PITTWAY CORP /DE/
filed 1997-03-31
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549-1004
                                     FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For The Year Ended December 31, 1996
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                      Name of Each Exchange
        Title of Each Class                            on Which Registered
    Common Stock, $1.00 par value                    New York Stock Exchange
    Class A Stock, $1.00 par value                   New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on closing sales prices on March 17, 1997): $823,544,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 17, 1997): Common Stock - 3,938,832 shares outstanding; Class A Stock - 17,042,444 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 1997 are incorporated by reference into Part III of this report.

                           PITTWAY CORPORATION
                                INDEX TO
                        ANNUAL REPORT ON FORM 10-K

                   For The Year Ended December 31, 1996

PART I                                                                 Page

Item 1    Business                                                     3- 9

Item 2    Properties                                                   9-11

Item 3    Legal Proceedings                                           11-12

Item 4    Submission of Matters to a Vote of Security Holders            12


PART II

Item 5    Market For Registrant's Common Equity and Related
            Stockholder Matters                                          12

Item 6    Selected Financial Data                                        12

Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12

Item 8    Financial Statements and Supplementary Data                    13

Item 9    Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                       13


PART III

Item 10   Directors and Executive Officers of the Registrant             13

Item 11   Executive Compensation                                         13

Item 12   Security Ownership of Certain Beneficial
            Owners and Management                                        13

Item 13   Certain Relationships and Related Transactions                 13


PART IV

Item 14   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                          14


SIGNATURES                                                               15

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

Acquisitions and dispositions of businesses by the Company, other than the discontinued operations discussed below, in each of the five years ended December 31, 1996 were not significant to the Company's sales or results of operations.

In February 1996, the Company sold 13% of its investment in USSB as part of an initial public offering of USSB common stock. The sale resulted in an after-tax gain of $8.1 million or $.39 per share. Also in February, Cylink Corp-oration made an initial public offering of its common stock. The Company increased its carrying value of this investment to reflect the increase in the Company's equity in Cylink's net book value. An after-tax gain of $14.4 million, or $.69 per share was recorded on the increase in Cylink's equity. See "Real Estate and Other Ventures" in Item 1(c), below.

During the first half of 1994, the Company sold its 16.67% ownership in First Alert, Inc., a manufacturer of residential fire protection products, as part of an initial public offering of that company's common stock. The sale resulted in an after-tax gain of $11.8 million or $.57 per share.

In April 1993, the Company distributed its investment in AptarGroup, Inc. (formerly known as the Seaquist Division packaging group) to stockholders in a tax-free spin-off. AptarGroup, Inc. is a manufacturer of aerosol valves, dispensing pumps and closures which are sold to packagers and marketers in the personal care, fragrance/cosmetics, pharmaceutical, household products and food industries.

In October 1992, the Company sold its Barr Company, a contract packager for marketers of aerosol and liquid fill (non-aerosol) personal and household products, to a Canadian packaging company. In July 1992, the Company sold its First Alert/BRK Electronics business to a new company formed by BRK management and an investment firm. These sales resulted in combined after-tax gains of $16.6 million or $.80 per share.

(b)   Financial Information about Industry Segments

Financial information relating to industry segments for each of the three years ended December 31, 1996 is set forth in Note 12 ("Segment Information") to the Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders, pages 43-44, which Note is incorporated herein by reference.

(c)   Narrative Description of Business

The principal operations, products and services rendered by the Company:

Alarm and Other Security Products Segment

This segment involves the design, manufacture and sale of an extensive line of burglar and commercial fire alarm equipment, closed circuit television, access control and other alarm components and systems as well as the distribution of alarm and other security products manufactured by other companies. By offering a broad line of alarm products needed for security systems, the Company provides a full range of services to independent alarm dealers and installers which range in size from one person operations to the largest national alarm service companies. In every major domestic market area, quick delivery is provided through the Company's computerized regional warehouses and convenience center outlets, authorized distributors and dealers. Various products sold through the alarm system distribution group are purchased from non-affiliated suppliers and manufacturers to offer a broad range of products. Some of the products purchased are resold under the Company's Ademco brand name, others are resold under brand names owned by its suppliers. In the Canadian and overseas markets, alarm and other security products are sold through the Company's distribution centers, authorized distributors and sales agents. The Company also offers AlarmNet to alarm companies in major U.S. markets. AlarmNet is a wireless cellular-like communication network designed to transmit security alarm signals by radio instead of over telephone lines. The Company also offers First Alert Professional, a brand name marketing program to independent burglar alarm dealers.

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

Publishing Segment

This segment is a publisher of 33 national business and trade publications. The Company's publications serve both specific industries and broad functional markets which include specialized manufacturing, service industries, technical and professional fields and general management. Most publications are distributed on a monthly basis with several others distributed on a biweekly, annual or biennial frequency. The publications are generally distributed free through controlled circulation. The principal source of revenue is from the sale of advertising space within the magazines. A variety of magazine-related products and services are also offered including: directories, readership lists, specialty publications, custom publishing, trade shows and conferences; research and telemarketing operations; CD-ROMs, on-line computer services, and direct-response card mailer service. Other facets of the business include: the operation of a printing plant for the printing and production of most of the Company's publications and those of other publishers; a national direct mail-marketing organization serving the pharmaceutical, health care and business services markets; and a printer which provides mailing service capabilities to the Company's direct mail-marketing organization and to outside customers.

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

Real Estate and Other Ventures

The Company is involved in the marketing, sale and development of land near Tampa, Florida for residential and commercial use. Saddlebrook Village, a 2,000 acre parcel of land nearby, is approved for development as a master planned community. Saddlebrook Corporate Center, a nearby 450 acre parcel, originally planned as a business park for mixed use development, was partially converted to a residential community due to the demand for residential housing. Principal competition comes from other residential and commercial developments in Florida.

The Company owns 8,606,085 shares (33.6% of the shares outstanding) of Cylink Corporation (Cylink) a leading supplier of network information security products that enable the secure transmission of data over private local area networks and wide area networks and public packet switched networks, such as the Internet. Cylink further offers a line of spread spectrum radio products that are used for wireless voice and data communications. The Company also owns 3,781,375 shares (4.2% of the shares outstanding) of United States Satellite Broadcasting Company Inc. (USSB), a company which provides subscription television programming via high-power direct broadcast satellite to households throughout the Continental U.S. Both of these companies made initial public offerings of their respective stocks in February of 1996. Additionally, the Company has approximately an 8.5% interest in a joint venture that develops wireless signaling equipment for communication between fixed points.

The Company has a limited partnership interest in a real estate developer with major commercial and residential high rise properties located primarily in Chicago. See Item 7 of this Form 10-K. The Company also has invested, as a 5% limited partner, in five rental apartment complexes located in Chicago, Indianapolis, San Jose and two near Washington, D.C. which provide certain tax advantages. The Company is an equity participant in leveraged leases of an aircraft and communications satellite transponders.

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

Research and Development -

The Company is engaged in programs to develop and improve products as well as develop new and improved manufacturing methods. Expenditures for Company sponsored research and development activities in the alarm and other security products segment were $18.1 million in 1996, $16.6 million in 1995 and $11.8 million in 1994. These costs, which are expensed in the Company's consolidated income statement, were associated with a number of products in varying stages of development, none of which represents a significant item of cost or is projected to be a significant addition to the Company's line of products.

Product Liability -

Due to the nature of the fire and security alarm business, the Company has been, and continues to be, subjected to numerous claims and lawsuits alleging defects in its products. This exposure has been lessened by the sale of First Alert/BRK Electronics. It is likely, due to the present litigious atmosphere in the United States, that additional claims and lawsuits will be filed in future years. The Company believes that it maintains sufficient insurance to cover this exposure.

Environmental Matters -

The Company anticipates that compliance with various laws and regulations relating to protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.

Employees -

At December 31, 1996, there were approximately 6,800 persons employed by the Company, including 5,200 employed in the United States. Approximately 1,200 of the employees working in the United States were represented by labor unions. The Company considers its relations with its employees and the unions representing its employees to be good.

Risks and Uncertainties -

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Risks associated with acquisition strategy - The Company's strategy includes the acquisition of businesses that complement or augment the Company's existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. Any acquisitions completed by the Company may be made at substantial premiums over the fair value of the net assets of the acquired companies. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.

Competition - The Company encounters and expects to continue to encounter significant competition in the sale of its products and services. The Company's competitors include a number of large multinational corporations, some of which may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development, or ability to develop new technologies will be sufficient to enable it to compete effectively.

Risks associated with international operations - International sales account for 14% of the Company's 1996 consolidated revenues and the Company intends to continue to expand its presence in international markets. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse impact on the Company's business and results of operations.

Rapid and significant technological change and new products - The markets for the Company's products are characterized by rapid and significant technological change, evolving industry standards and frequent new product introductions and enhancements. Many of the Company's products and products under development are technologically innovative, and require significant planning, design, development and testing, at the technological, product and manufacturing process levels. These activities can require significant commitments of capital, personnel and other resources by the Company. In addition, products that are competitive in the Company's markets are frequently characterized by rapid and significant technological change due to industry standards that may change and by the introduction of new products and technologies that render existing products and technologies uncompetitive or obsolete. There can be no assurance that any of the products currently being developed by the Company, or those to be developed in the future, will be technologically feasible or accepted by the marketplace, that any such development will be completed in any particular time frame, or that the Company's products or proprietary technologies will not become uncompetitive or obsolete.

Possible adverse effect from changes in governmental regulations - The Company competes in several markets which involve compliance by its customers with Federal, state, local and foreign regulations. The Company develops, configures and markets its products to meet customer needs created by such regulations. These regulations may be amended in response to new scientific evidence or political or economic considerations. Any significant change in regulations could adversely affect demand for the Company's products in regulated markets.

Risks associated with dependence on capital spending policies - The level of capital spending by users of the Company's products can have a significant effect on the Company's revenues. Such spending is based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, public policy, and the effects of different economic cycles. Any decrease in such spending could have a material adverse effect on the Company's business and results of operations.

Dependence on patents and proprietary rights - The Company seeks to obtain patents and protect trade secrets for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace. The Company's success depends in part on its ability to develop patentable products and obtain and enforce patent protection for its products both in the U.S. and in other countries. The Company owns numerous U.S. and foreign patents, and intends to file additional applications for patents as appropriate to cover its products. No assurance can be given that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected.

The Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

(d)   Financial Information About Foreign and Domestic Operations and Export
Sales

Financial information concerning foreign and domestic operations and export sales is set forth in Note 12 ("Segment Information") to the Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders, pages 43-44, which Note is incorporated herein by reference.

Item 2.   Properties

The Company's principal properties and their general characteristics are as follows:
                                  Principal    Lease      Approximate
Location                             Use     Expiration   Square Feet
Alarm and Other Security
  Products Segment-
    Syosset, New York                (1)        N/A         340,000
    Syosset, New York                (3)        1997         14,000
    Syosset, New York                (1)        1997          6,000
    Syosset, New York                (1)        2000         33,000
    Syosset, New York                (1)        2014         10,000
    Torrance, California             (1)        1998         48,000
    Miami, Florida                   (2)        2000         14,000
    El Paso, Texas                   (2)        2001         19,000
    El Paso, Texas                   (2)        2002         74,000
    Louisville, Kentucky             (3)        1997          4,000
    Louisville, Kentucky             (3)        1998          4,000
    Raleigh, North Carolina          (1)        1998          8,000
    Northford, Connecticut           (1)        N/A         240,000
    St. Charles, Illinois            (1)        2003        158,000
    St. Charles, Illinois            (1)        2004         50,000
    West Chicago, Illinois           (1)        1998         21,000
    Norcross, Georgia                (3)        1998          6,000
    Melbourne, Australia             (2)        1998          5,000
    Sydney, Australia                (2)        1998         25,000
    Alleur, Belgium                  (2)        1997          5,000
    Toronto, Canada                  (2)        1998          7,000

                                  Principal    Lease      Approximate
Location                             Use     Expiration   Square Feet
Alarm and Other Security
  Products Segment- (continued)
    Concord, Ontario, Canada         (2)        1997          7,000
    Brighton, England                (1)        1997         24,000
    Lichfield Staffs, England        (4)        2014         20,000
    Burgess Hill, England            (4)        N/A          60,000
    East Kilbride, Scotland          (1)        N/A          15,000
    Hilden, Germany                  (2)        1999          8,000
    Purmerend, The Netherlands       (2)        N/A          25,000
    Tsuen Wan, NT, Hong Kong         (2)        1999          5,000
    Milan, Italy                     (1)        N/A          14,000
    Milan, Italy                     (2)        2001          8,000
    Trieste, Italy                   (1)        N/A          40,000
    Juarez, Mexico                   (4)        1997         71,000
    Juarez, Mexico                   (4)        2004         83,000
    Juarez, Mexico                   (4)        2007        148,000
    Madrid, Spain                    (2)        2000          8,000
    Barcelona, Spain                 (2)        2005          6,000
    Distribution Centers
      Hub Locations:
        Atlanta, Georgia             (2)        2005         29,000
        Boston, Massachusetts        (2)        1999         14,000
        Los Angeles, California      (2)        1999         30,000
        Chicago, Illinois            (2)        2005         40,000
        Clearwater, Florida          (2)        2004         27,000
        Memphis, Tennessee           (2)        2006         15,000
        Richmond, Virginia           (2)        2004         14,000
        Louisville, Kentucky         (2)        2007        190,000
        Phoenix, Arizona             (2)        2004         15,000
        Dallas, Texas                (2)        1997         21,000
        Denver, Colorado             (2)        1999         11,000
        Detroit, Michigan            (2)        2000         15,000
        Pine Brook, New Jersey       (2)        1998         37,000
        Seattle, Washington          (2)        2006         25,000
        Toronto, Canada              (2)        2007         26,000
        Montreal, Canada             (2)        2000          9,000

Publishing Segment-
    Cleveland, Ohio                  (3)        2000        179,000
    Cleveland, Ohio                  (2)        2001         28,000
    Berea, Ohio                      (5)        N/A         100,000
    New York, New York               (3)        2000         10,000
    Dunedin, Florida                 (3)        2000         13,000
    Safety Harbor, Florida           (1)        1997         19,000
    Tampa, Florida                   (2)        1999         19,000
    Tampa, Florida                   (5)        2000         15,000
    Hasbrouck Heights, New Jersey    (3)        2006         22,000

General Corporate-
    Chicago, Illinois                (3)        2001         12,000

Other properties in the alarm and other security products segment include 85 full-line convenience centers in addition to those hub locations listed above which function as retail-like sales distribution outlets to serve the North

American market. These 85 centers are under leases expiring through 2006 and range in size from 1,200 to 12,300 square feet. Other properties in the publishing segment include 14 sales and/or editorial offices under leases expiring through 2007 located in major cities throughout the United States. The Company believes the above facilities are adequate for its present needs.

(1)      Offices, Manufacturing and Warehousing
(2)      Warehousing
(3)      General Offices
(4)      Manufacturing
(5)      Printing
N/A      Not applicable - facilities are owned by the Company

Item 3.   Legal Proceedings

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit (James
H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-1860), alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit.

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs have appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. A hearing is set for April 4, 1997 to determine the scope of the three issues remaining for retrial.

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

The Company in the normal course of business is subject to a number of lawsuits and claims both actual and potential in nature including a lawsuit claiming patent infringement that is scheduled for trial in 1997. While management believes that resolution of the patent infringement suit and other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

                               PART II

Item 5. Market For Registrant's Common Equity and Related Stock-holder Matters

The information set forth under the heading "Market Prices, Security Holders and Dividend Information" appearing on page 47 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 6.   Selected Financial Data

The information set forth under the heading "Supplemental Information -Five Year Summary of Selected Financial Data" appearing on page 46 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the heading "Management's Discussion and Analysis" appearing on pages 48-49 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements and Summary of Accounting Policies and Notes thereto, together with the report thereon of Price Waterhouse LLP dated February 19, 1997, appearing on pages 31-45 of the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                 PART III

Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 1997.

Item 10.   Directors and Executive Officers of the Registrant

The information set forth under the headings "Nominees for Election by the Holders of Class A Stock", "Nominees for Election by the Holders of Common Stock", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 1997 is incorporated herein by reference.

Item 11.   Executive Compensation

The information set forth under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 1997 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 1997 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information set forth under the headings "Certain Transactions" (and the information set forth under the heading "Compensation Committee Interlocks and Insider Participation" which is cross-referenced under the heading "Certain Transactions") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 8, 1997 is incorporated herein by reference.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial statements and financial statement schedule filed as a part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 13 of this Form 10-K and are incorporated herein by reference.

           Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 19-20 of this Form 10-K, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14 (c) of Form 10-K is so identified on the Index to Exhibits.

(b) No reports on Form 8-K have been filed during the fourth quarter of the year for which this report is filed.

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


                               PITTWAY CORPORATION
                               (Registrant)


                               BY  /s/ Paul R. Gauvreau
                               Paul R. Gauvreau
                               Financial Vice President and Treasurer

Date:  March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1997.



/s/ King Harris                        /s/ Leo A. Guthart
King Harris, Director, President       Leo A. Guthart, Director
  and Chief Executive Officer


/s/ Paul R. Gauvreau                   /s/ Irving B. Harris
Paul R. Gauvreau, Principal            Irving B. Harris, Director
  Financial and Accounting Officer


/s/ Eugene L. Barnett                  /s/ William W. Harris
Eugene L. Barnett, Director            William W. Harris, Director



/s/ Sidney Barrows                     /s/ Jerome Kahn, Jr.
Sidney Barrows, Director               Jerome Kahn, Jr., Director



/s/ Fred Conforti                      /s/ Leo F. Mullin
Fred Conforti, Director                Leo F. Mullin, Director



/s/ Anthony Downs
Anthony Downs, Director

                        PITTWAY CORPORATION
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULE


The following documents are filed as a part of this report:

                                                            Page reference in
                                                             Annual Report to
                                                               Stockholders


Financial Statements required by Item 8 of this Form:

    Consolidated Balance Sheet at December 31,
      1996 and 1995........................................       32-33
    For each of the three years ended December 31, 1996 -
      Consolidated Statement of Income.....................         31
      Consolidated Statement of Cash Flows.................         34
      Consolidated Statement of Stockholders' Equity.......         35
    Summary of Accounting Policies and Notes to
      Consolidated Financial Statements....................       36-44
    Report of Independent Accountants......................         45


                                                            Page reference in
                                                                Form 10-K

Financial Statement Schedule required by
  Article 12 of Regulation S-X:

    Report of Independent Accountants on Financial
      Statement Schedule...................................         17
    Consolidated Financial Statement Schedule II
      Valuation and Qualifying Accounts....................         18


The consolidated financial statements of Pittway Corporation, listed in the above index together with the Report of Independent Accountants, which are included in the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference.

All other schedules have been omitted because the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto. Summarized financial information for the investment in affiliate, limited real estate partnerships and other ventures is omitted because, when considered in the aggregate, they do not constitute a significant subsidiary.

With the exception of the aforementioned information and information incorporated by reference in Part I (in Item 1) and Part II (in Items 5, 6, 7 and 8) of this Form 10-K, the Company's 1996 Annual Report to Stockholders is not deemed to be filed as part of this report.

                Report of Independent Accountants on
                    Financial Statement Schedule




To the Board of Directors
of Pittway Corporation


      Our audits of the consolidated financial statements referred to in our report dated February 19, 1997 appearing on page 45 of the 1996 Annual Report to Stockholders of Pittway Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in the index on page 16 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ Price Waterhouse LLP
Price Waterhouse LLP


Chicago, Illinois
February 19, 1997


                                       PITTWAY CORPORATION
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                      (Dollars in Thousands)

                                            Balance at   Charges to   Deductions     Balance
                                            beginning    costs and       from        at end
                                            of period     expenses    reserve (A)   of period
1996
Allowance for doubtful accounts               $8,493       $5,170       $3,993       $9,670
Inventory obsolescence reserve                 6,613        2,686          787        8,512

1995
Allowance for doubtful accounts               $6,348       $4,901       $2,756       $8,493
Inventory obsolescence reserve                 6,526        1,464        1,377        6,613

1994
Allowance for doubtful accounts               $5,521       $3,167       $2,340       $6,348
Inventory obsolescence reserve                 5,222        1,925          621        6,526


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


                             INDEX TO EXHIBITS

                                                                Sequential
Number and Description of Exhibit                               Page Number***

3.1 Restated Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of Registrant dated December 28,
      1989 (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

3.3   Certificate of Amendment to Restated Certificate of
      Incorporation dated May 9, 1996 (incorporated by reference to Exhibit 3.3 of the Registrant's
      Quarterly Report on Form 10-Q for the quarter ended
      March 31, 1996).

3.4 Bylaws of Registrant, as amended (incorporated by reference to Exhibit 3.3 of the Registrant's
      Quarterly Report on Form 10-Q for the quarter ended
      June 30, 1995).

4.    Composite Conformed Copy of separate Note Purchase
      Agreements Dated as of December 15, 1995, each, between the Registrant and one of Metropolitan Life
      Insurance Company, Metropolitan Property and
      Casualty Insurance Company, Nationwide Life
      Insurance Company, Employers Life Insurance
      Company of Wausau, and West Coast Life Insurance
      Company without exhibits(incorporated by reference to Exhibit 4.0 of the Registrant's Annual Report on
      Form 10-K for the year ended December 31, 1995).

10.1 Pittway Corporation 1990 Stock Awards Plan, as amended (incorporated by reference to Exhibit 4.4 to the Registrant's Form S-8 Registration Statement
      No. 33 - 54753 filed with the Commission on
      July 27, 1994).

10.2  Pittway Corporation 1996 Director Stock Option Plan
      (incorporated by reference to Exhibit 4 of Registrant's Form S-8 Registration Statement
      No. 333 - 12615 filed with the Commission on
      September 25, 1996).

                                                           Sequential
Number and Description of Exhibit                          Page Number***

10.3  Employment Agreement with King Harris dated as of
      January 1, 1996.  (incorporated by reference to
      Exhibit 10.6 of the Registrant's Annual Report on
      Form 10-K for the year ended December 31, 1995).**

10.4  Employment Agreement with Leo A. Guthart dated as of
      January 1, 1996.  (incorporated by reference to
      Exhibit 10.7 of the Registrant's Annual Report on
      Form 10-K for the year ended December 31, 1995).**


10.5 Employment Agreement with Thomas L. Kemp dated as of July 25, 1996. (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
      1996).**

13.   1996 Annual Report to Stockholders.*

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