Form 10-Q
period 1997-03-31
PITTWAY CORP /DE/
filed 1997-04-30
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004


                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

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

                        Yes   X          No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 21, 1997).

                        Common Stock      3,938,832
                        Class A Stock    17,042,444


                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED MARCH 31, 1997

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three Months Ended March 31, 1997 and 1996               3

            Consolidated Balance Sheet -
              March 31, 1997 and December 31, 1996                   4 - 5

            Consolidated Statement of Cash Flows -
              Three Months Ended March 31, 1997 and 1996               6

            Notes to Consolidated Financial Statements               7 - 9

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         10 - 12


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                       12 - 14

   ITEM 6.  Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                            14

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
             (Unaudited; Dollars in Thousands, Except Per Share Data)


                                                  1997            1996

NET SALES..................................     $301,158        $257,477

OPERATING EXPENSES:
  Cost of sales............................      184,091         157,637
  Selling, general and administrative......       87,698          75,609
  Depreciation and amortization............        8,416           6,810
                                                 280,205         240,056

OPERATING INCOME...........................       20,953          17,421

OTHER INCOME (EXPENSE):
  Gain on sale of investment...............                       13,162
  Gain from Cylink stock offering..........                       23,432
  Income from marketable securities,
    investments and other interest.........        1,515             833
  Interest expense.........................       (2,614)         (1,990)
  Miscellaneous, net.......................          (78)            187
                                                  (1,177)         35,624

INCOME BEFORE INCOME TAXES.................       19,776          53,045

INCOME TAXES...............................        7,480          19,757

NET INCOME.................................     $ 12,296        $ 33,288


NET INCOME PER SHARE OF COMMON
  AND CLASS A STOCK .......................     $    .59        $   1.59

CASH DIVIDENDS DECLARED PER SHARE:
  Common...................................     $    .067       $    .067
  Class A..................................     $    .083       $    .083

AVERAGE NUMBER OF SHARES OUTSTANDING
  (in thousands) ..........................       20,959          20,912








                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1997 AND DECEMBER 31, 1996
                     (Unaudited; Dollars in Thousands)


                                               March 31,   December 31,
                                                 1997          1996

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................      $  9,282      $ 32,409
  Marketable securities..................        24,033        26,026
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $10,654 and $9,670...................       212,618       208,182
  Inventories............................       230,052       203,254
  Future income tax benefits.............        18,260        19,358
  Prepayments, deposits and other........        12,104        10,287
                                                506,349       499,516

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        43,843        43,413
  Machinery and equipment................       238,190       224,268
                                                282,033       267,681
  Less: Accumulated depreciation.........      (140,835)     (132,867)
                                                141,198       134,814
  Land...................................         2,739         2,787
                                                143,937       137,601

INVESTMENTS:
  Marketable securities..................        40,650        37,814
  Investment in affiliate................        31,797        31,183
  Real estate and other ventures.........        39,467        39,242
  Leveraged leases.......................        19,380        19,515
                                                131,294       127,754

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $10,266 and $9,707...        84,444        54,068
  Other intangibles, less accumulated
    amortization of $10,748 and $10,668..         4,881         5,022
  Notes receivable.......................         7,570         8,070
  Miscellaneous..........................         7,009         7,062
                                                103,904        74,222
                                               $885,484      $839,093





                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1997 AND DECEMBER 31, 1996
                      (Unaudited; Dollars in Thousands)


                                               March 31,    December 31,
                                                 1997           1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................     $ 84,853      $ 46,525
  Long-term debt due within one year......        5,041         3,933
  Dividends payable.......................        1,728         1,724
  Accounts payable........................      100,534       102,077
  Accrued expenses........................       49,878        53,937
  Income taxes payable....................       10,136         5,685
  Retirement and deferred
    compensation plans....................        6,625         6,782
  Unearned income.........................        4,476         3,538
                                                263,271       224,201

LONG-TERM DEBT, less current maturities...       84,499        87,916


DEFERRED LIABILITIES:
  Income taxes............................       66,715        65,738
  Other...................................       13,242        14,366
                                                 79,957        80,104

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        3,939         3,939
    Class A stock.........................       17,042        16,987
  Capital in excess of par value..........       24,231        21,714
  Retained earnings.......................      402,366       391,753
  Cumulative marketable securities
    valuation adjustment..................       14,958        12,453
  Cumulative foreign currency translation
    adjustment............................       (4,779)           26
                                                457,757       446,872
                                               $885,484      $839,093








                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                         (Unaudited; Dollars in Thousands)

                                                        1997        1996
Cash Flows From Operating Activities:
  Net Income.......................................   $ 12,296    $ 33,288
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..................      8,416       6,810
    Gain on sale of investment, net of taxes.......                 (8,149)
    Gain from Cylink stock offering, net of taxes..                (14,507)
    Deferred income taxes..........................        781      (1,354)
    Retirement and deferred compensation plans.....        165       2,159
    Income/loss from investments adjusted
     for cash distributions received...............       (732)        102
    Provision for losses on accounts receivable....      1,191       1,168
    Change in assets and liabilities, excluding
     effects from acquisitions, dispositions
     and foreign currency adjustments:
      Increase in accounts and notes receivable....     (3,422)     (7,113)
      Increase in inventories......................    (25,843)     (9,217)
      Increase in prepayments and deposits.........     (1,626)     (1,574)
      (Decrease) increase in accounts payable
        and accrued expenses.......................     (5,388)      2,063
      Increase in income taxes payable.............      4,558      13,586
    Other changes, net.............................       (609)       (955)
  Net cash (used) provided by operating activities.    (10,213)     16,307

Cash Flows From Investing Activities:
  Capital expenditures.............................    (15,073)     (6,962)
  Proceeds from sale of investment, net of taxes...                 10,748
  Proceeds from the sale of marketable securities..      8,308       4,186
  Purchases of marketable securities...............     (5,081)     (2,500)
  Disposition of property and equipment............        127         141
  Additions to investments.........................                   (558)
  (Increase) decrease in notes receivable..........     (1,685)        145
  Net assets of businesses acquired, net of cash...    (33,421)     (2,682)
  Net cash (used) provided by investing activities.    (46,825)      2,518

Cash Flows From Financing Activities:
  Net increase (decrease) in notes payable.........     39,000      (1,093)
  Proceeds of long-term debt.......................        492          75
  Repayments of long-term debt.....................     (4,574)       (507)
  Stock options exercised..........................        878
  Dividends paid...................................     (1,679)     (1,711)
  Net cash provided (used) by financing activities.     34,117      (3,236)

Effect of Exchange Rate Changes on Cash............       (206)          6
Net (Decrease) Increase in Cash and Equivalents....    (23,127)     15,595
Cash and Equivalents at Beginning of Period........     32,409      31,407
Cash and Equivalents at End of Period..............   $  9,282    $ 47,002



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

The accompanying consolidated financial statements are unaudited but reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein. However, the financial statements and related notes do not include all disclosures normally provided in the Company's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2.  ACQUISITIONS

In the first quarter of 1997, the Company acquired the assets and businesses of a domestic manufacturer and distributor of fire controls and a producer of trade shows and conferences. The total purchase price for these businesses was $33,421 cash and $2,453 in notes. These acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. The impact on consolidated results of operations was not significant.


NOTE 3.  INVENTORIES

The recorded value of inventories at March 31, 1997 and December 31, 1996 approximate current cost and consist of the following:

                                                  1997          1996
     Raw materials                              $ 49,428      $ 41,568
     Work in process                              19,737        19,560
     Finished goods -
       Manufactured by the Company                76,528        69,020
       Manufactured by others                     84,361        73,106
                                                $230,054      $203,254




                                    7
NOTE 4.  MARKETABLE SECURITIES

Information about the Company's marketable securities at March 31, 1997 and December 31, 1996 is as follows:

                                                  1997          1996
  Current - Adjustable Rate Preferred Stocks -
     Aggregate cost                             $ 24,734      $ 27,937
     Net unrealized holding loss                    (701)       (1,911)
     Aggregate fair value                       $ 24,033      $ 26,026

  Non-Current - USSB Common Stock -
     Aggregate cost                             $ 15,789      $ 15,789
     Unrealized holding gain                      24,861        22,025
     Aggregate fair value                       $ 40,650      $ 37,814

In February 1996, the Company sold 13% of its investment in United States Satellite Broadcasting Company, Inc. (USSB) as part of an initial public offering of USSB's common stock. The sale of the shares resulted in an after-tax gain of $8,149, or $.39 per share.

The net unrealized gain on the preferred stock and USSB common stock held at March 31, 1997 is included, net of $9,202 deferred taxes, in stockholders' equity under the caption "cumulative marketable securities valuation adjustment".

Realized gains and losses are based upon the specific identification method. Such gains and losses on the adjustable rate preferred stock, for the quarters ended March 31, 1997 and 1996 were not significant.


NOTE 5.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. The carrying value of this investment was increased by $23,432 in the first quarter of 1996 to reflect the increase in the Company's equity in Cylink's net book value as a result of an initial public offering in February 1996. The after-tax gain recorded on the increase in Cylink's equity was $14,507, or $.69 per share. The quoted market value of the Company's investment in Cylink was $71,000 at March 31, 1997.


NOTE 6.  EARNINGS PER SHARE

Net income per share of common capital stock is based on the combined weighted average number of Common and Class A shares outstanding during each period and does not include Class A shares issuable upon exercise of stock options or for other stock awards because the dilutive effect is not significant.



                                   8
NOTE 7.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that Plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. A hearing is set for May 15, 1997 to determine the scope of the three issues remaining for retrial. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.
     The Company in the normal course of business is subject to a number of lawsuits and claims both actual and potential in nature including a lawsuit claiming patent infringement that is scheduled for trial in 1997. While management believes that resolution of the patent infringement suit and other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.






















                                   9
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company attained $301.2 million of sales in the first quarter of 1997, a 17% increase over the first quarter of 1996. The increase principally reflects higher sales levels in the Company's alarm group segment. For the quarter, domestic sales grew 16% while international sales increased 18%. International business relates to the alarm group segment and represents 15% and 14% of total consolidated sales for the first quarter of 1997 and 1996, respectively. Approximately two-thirds of the foreign sales growth in 1997 is from expansion of European operations. Gross profit increased at about the same rate as sales. Selling, general and administrative expenses increased 16% in the first quarter of 1997 as a result of increased costs associated with the higher sales volume.

Alarm Group sales of $252.5 million the first quarter of 1997 and $211.8 million for the first quarter of 1996 accounted for 84% and 82%, respectively, of consolidated revenues, reflecting a 19% increase between periods. This growth was due to continuing gains in market share in key product areas and ongoing expansion in the worldwide alarm systems market. Late in 1996, the Company received significant future equipment and distribution commitments from two large installation companies, which are expected to be reflected more fully in the Company's second half results. Operating income for this segment increased 14% for the quarter primarily because of the expanded sales volume partially offset by higher operating costs.

Publishing sales grew 8% to $48.7 million for the first quarter of 1997 over $45.1 million in 1996. Operating income increased 48% to $4.9 million for the quarter. These favorable results were achieved through a combination of increased revenues and stable operating costs. There was also some benefit in 1997 from paper price reductions after sharp price increases in the latter part of 1995 and the first half of 1996.

Depreciation and amortization expense increased 24% in 1997 mainly as a result of capital additions in the alarm segment.

Other income (expense) in 1996 included a pretax gain of $13.2 million on the sale of 622,500 shares of USSB stock in connection with its initial public offering and a pretax gain of $23.3 million on the increase in the book value of the Company's investment in Cylink resulting from its initial public offering. Excluding these gains, other income (expense) remained fairly consistent between periods as increased interest expense from higher borrowing levels was offset by increased earnings recorded on the Company's investments.





                                   10

Effective tax rates were 37.8% and 37.2% in the first quarter of 1997 and 1996, respectively.

ACCOUNTING CHANGE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("EPS"). The statement replaces primary EPS with basic EPS, which excludes dilution, and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. The statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either current or prior-period EPS.


FINANCIAL CONDITION

The Company's financial condition remained strong during the first quarter of 1997. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the first quarter of 1997, income before depreciation and amortization provided $20.7 million of net cash which was used, in addition to $10.2 million of cash, to finance the net increase in working capital items including a $25.8 million increase in inventory balances. Two acquisitions were completed in the quarter which were financed through $33.4 million of short term borrowings. Additional net short term borrowings of $5.6 million, $3.2 million of net proceeds from the sale of marketable securities, $0.9 million of proceeds from the exercise of stock options and $12.9 million of cash were used to fund $15.1 million in capital expenditures, $1.7 million of dividends paid to stockholders, a net increase of $1.7 million in notes receivable and the net repayment of $4.1 million of long-term debt.

The Company continually investigates investment opportunities for growth in related areas and is presently committed to invest up to $11.1 million in certain affordable housing ventures through 2003.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the weak commercial real estate market of the past several years. Such events have no effect on net income although they do have a negative impact on the Company's cash position because tax payments become due when the properties are sold or returned




                                  11
to the lenders. The Company has approximately $4.3 million accrued at March 31, 1997 to fully cover the remaining tax payments that would be due if all the properties were sold or returned to the lenders.

The Company presently intends to hold its existing investments in preferred stocks, USSB and Cylink although occasional sales of preferred and USSB stocks may be made selectively as conditions warrant.


                                ****

This quarterly report, other than historical financial information, contains forward-looking statements that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 1996. These include risks and uncertainties relating to government regulation, competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.





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


                                  12
As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit.

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal.
The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. A hearing is set for May 15, 1997 to determine the scope of the three issues remaining for retrial.

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

The Company in the normal course of business is subject to a number of lawsuits and claims both actual and potential in nature including a lawsuit claiming patent infringement that is scheduled for trial in


                                   13
1997. While management believes that resolution of the patent infringement suit and other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

              Number   Description

                10 Employment Agreement with Daniel J. Ramella dated as of January 1, 1997.

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


Date: April 30, 1997




                                   14