Form 10-Q
period 1997-06-30
PITTWAY CORP /DE/
filed 1997-08-01
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004


                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

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

                        Yes   X          No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 21, 1997).

                        Common Stock      3,938,832
                        Class A Stock    17,045,519

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED JUNE 30, 1997

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three and Six Months Ended
              June 30, 1997 and 1996                                   3

            Consolidated Balance Sheet -
              June 30, 1997 and December 31, 1996                    4 - 5

            Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 1997 and 1996                  6

            Notes to Consolidated Financial Statements               7 - 9

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          9 - 12


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                       12 - 14

   ITEM 4.  Submission of Matters to a Vote of Security Holders       14

   ITEM 6.  Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                            15

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                       FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1996
             (Unaudited; Dollars in Thousands, Except Per Share Data)


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                        1997      1996      1997      1996

NET SALES............................ $339,213  $272,361  $640,371  $529,838

OPERATING EXPENSES:
 Cost of sales.......................  206,071   165,901   390,162   323,538
 Selling, general and administrative.   96,155    78,292   183,853   153,901
 Depreciation and amortization.......    8,525     7,069    16,941    13,879
                                       310,751   251,262   590,956   491,318

OPERATING INCOME.....................   28,462    21,099    49,415    38,520

OTHER INCOME (EXPENSE):
 Gain on sale of investment..........                                 13,162
 Gain from Cylink stock offering.....               (153)             23,279
 Income from marketable securities,
   investments and other interest....    1,592       944     3,107     1,777
 Interest expense....................   (3,221)   (2,055)   (5,835)   (4,045)
 Miscellaneous, net..................     (213)      257      (291)      444
                                        (1,842)   (1,007)   (3,019)   34,617

INCOME BEFORE INCOME TAXES...........   26,620    20,092    46,396    73,137

PROVISION FOR INCOME TAXES...........   10,022     7,562    17,502    27,319

NET INCOME........................... $ 16,598  $ 12,530  $ 28,894  $ 45,818

NET INCOME PER SHARE OF COMMON AND
  CLASS A STOCK...................... $   .79   $   .60   $   1.38  $   2.19

CASH DIVIDENDS DECLARED PER SHARE:
  Common............................. $   .067  $   .067  $   .133  $   .133
  Class A............................ $   .083  $   .083  $   .167  $   .167


AVERAGE NUMBER OF SHARES OUTSTANDING
  (in thousands).....................   20,981    20,921    20,970    20,916






                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    JUNE 30, 1997 AND DECEMBER 31, 1996
                     (Unaudited; Dollars in Thousands)


                                                June 30,   December 31,
                                                 1997          1996

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................      $ 15,170      $ 32,409
  Marketable securities..................        19,287        26,026
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $11,042 and $9,670...................       227,108       208,182
  Inventories............................       231,355       203,254
  Future income tax benefits.............        18,199        19,358
  Prepayments, deposits and other........        14,921        10,287
                                                526,040       499,516

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        44,226        43,413
  Machinery and equipment................       251,747       224,268
                                                295,973       267,681
  Less: Accumulated depreciation.........      (148,128)     (132,867)
                                                147,845       134,814
  Land...................................         2,720         2,787
                                                150,565       137,601

INVESTMENTS:
  Marketable securities..................        31,196        37,814
  Investment in affiliate................        32,178        31,183
  Real estate and other ventures.........        39,599        39,242
  Leveraged leases.......................        19,203        19,515
                                                122,176       127,754

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $10,979 and $9,707...        88,147        54,068
  Other intangibles, less accumulated
    amortization of $10,882 and $10,668..         4,972         5,022
  Notes receivable.......................        10,567         8,070
  Miscellaneous..........................         6,985         7,062
                                                110,671        74,222
                                               $909,452      $839,093





                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                     JUNE 30, 1997 AND DECEMBER 31, 1996
                      (Unaudited; Dollars in Thousands)


                                                June 30,    December 31,
                                                 1997           1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................     $ 93,573      $ 46,525
  Long-term debt due within one year......        5,711         3,933
  Dividends payable.......................        1,717         1,724
  Accounts payable........................       97,545       102,077
  Accrued expenses........................       59,519        53,937
  Income taxes payable....................        5,728         5,685
  Retirement and deferred
    compensation plans....................        9,202         6,782
  Unearned income.........................        3,503         3,538
                                                276,498       224,201

LONG-TERM DEBT, less current maturities...       91,142        87,916


DEFERRED LIABILITIES:
  Income taxes............................       62,865        65,738
  Other...................................       12,445        14,366
                                                 75,310        80,104

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        3,939         3,939
    Class A stock.........................       17,045        16,987
  Capital in excess of par value..........       24,300        21,714
  Retained earnings.......................      417,282       391,753
  Cumulative marketable securities
    valuation adjustment..................        9,218        12,453
  Cumulative foreign currency translation
    adjustment............................       (5,282)           26
                                                466,502       446,872
                                               $909,452      $839,093








                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30 1997 AND 1996
                         (Unaudited; Dollars in Thousands)

                                                        1997        1996
Cash Flows From Operating Activities:
  Net Income.......................................   $ 28,894    $ 45,818
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..................     16,941      13,879
    Gain on sale of investment, net of taxes.......                 (8,149)
    Gain from Cylink stock offering, net of taxes..                (14,413)
    Deferred income taxes..........................        442        (889)
    Retirement and deferred compensation plans.....      1,889       3,282
    Income/loss from investments adjusted
     for cash distributions received...............     (1,090)       (232)
    Provision for losses on accounts receivable....      2,296       2,443
    Change in assets and liabilities, excluding
     effects from acquisitions, dispositions
     and foreign currency adjustments:
      Increase in accounts and notes receivable....    (18,986)    (13,598)
      Increase in inventories......................    (26,869)    (18,969)
      Increase in prepayments and deposits.........     (4,034)     (2,764)
      Decrease in accounts payable and accrued
        expenses...................................     (4,571)     (1,271)
      Increase in income taxes payable.............        324         131
    Other changes, net.............................     (1,495)       (131)
  Net cash (used) provided by operating activities.     (6,259)      5,137

Cash Flows From Investing Activities:
  Capital expenditures.............................    (29,434)    (18,984)
  Proceeds from sale of investment, net of taxes...                 10,748
  Proceeds from the sale of marketable securities..     21,453       7,640
  Purchases of marketable securities...............    (13,298)     (5,900)
  Disposition of property and equipment............        230         486
  Additions to investments.........................         (5)       (566)
  Increase in notes receivable.....................     (2,435)     (2,077)
  Net assets of businesses acquired, net of cash...    (34,676)     (3,065)
  Net cash used by investing activities............    (58,165)    (11,718)

Cash Flows From Financing Activities:
  Net increase in notes payable....................     47,918         608
  Proceeds of long-term debt.......................      8,042          74
  Repayments of long-term debt.....................     (6,092)     (2,320)
  Stock options exercised..........................        906
  Dividends paid...................................     (3,372)     (3,386)
  Net cash provided (used) by financing activities.     47,402      (5,024)

Effect of Exchange Rate Changes on Cash............       (217)         15
Net Decrease in Cash and Equivalents...............    (17,239)    (11,590)
Cash and Equivalents at Beginning of Period........     32,409      31,407
Cash and Equivalents at End of Period..............   $ 15,170    $ 19,817



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


NOTE 2.  ACQUISITIONS

In the first six months of 1997, the Company acquired the assets and businesses of a domestic manufacturer and distributor of fire controls, a foreign distributor of alarm and other security products and a producer of trade shows and conferences. The total purchase price for these businesses was $34,676 cash and $4,453 in deferred payouts through 2002. These acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. The impact on consolidated results of operations was not significant.


NOTE 3.  INVENTORIES

The recorded value of inventories at June 30, 1997 and December 31, 1996 approximate current cost and consist of the following:

                                                  1997          1996
     Raw materials                              $ 58,701      $ 41,568
     Work in process                              18,930        19,560
     Finished goods -
       Manufactured by the Company                85,066        69,020
       Manufactured by others                     68,658        73,106
                                                $231,355      $203,254

NOTE 4.  MARKETABLE SECURITIES

Information about the Company's marketable securities at June 30, 1997 and December 31, 1996 is as follows:

                                                  1997          1996
  Current - Adjustable Rate Preferred Stocks -
     Aggregate cost                             $ 19,806      $ 27,937
     Net unrealized holding loss                    (519)       (1,911)
     Aggregate fair value                       $ 19,287      $ 26,026

  Non-Current - USSB Common Stock -
     Aggregate cost                             $ 15,789      $ 15,789
     Unrealized holding gain                      15,407        22,025
     Aggregate fair value                       $ 31,196      $ 37,814

In February 1996, the Company sold 13% of its investment in United States Satellite Broadcasting Company, Inc. (USSB) as part of an initial public offering of USSB's common stock. The sale of the shares resulted in an after-tax gain of $8,149, or $.39 per share.

Realized gains and losses are based upon the specific identification method. Such gains and losses on the adjustable rate preferred stock, for the six months ended June 30, 1997 and 1996 were not significant.


NOTE 5.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. The carrying value of this investment was increased by $23,279 in the first half of 1996 to reflect the increase in the Company's equity in Cylink's net book value as a result of an initial public offering in February 1996. The after-tax gain recorded on the increase in Cylink's equity was $14,413, or $.69 per share. The quoted market value of the Company's investment in Cylink was $97,894 at June 30, 1997.


NOTE 6.  EARNINGS PER SHARE

Net income per share of common capital stock is based on the combined weighted average number of Common and Class A shares outstanding during each period and does not include Class A shares issuable upon exercise of stock options or for other stock awards because the dilutive effect is not significant.

NOTE 7.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that Plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. A hearing took place on May 15, 1997 to determine the scope of the three issues remaining for retrial. The trial court's ruling is expected in August 1997 and the retrial is expected to begin in early 1998. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.
     The Company in the normal course of business is subject to a number of lawsuits and claims both actual and potential in nature including a lawsuit claiming patent infringement that is scheduled for trial in 1997. While management believes that resolution of the patent infringement suit and other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the second quarter and first six months of 1997, sales increased 25% to $339.2 million and 21% to $640.4 million over the respective periods in 1996. These increases reflect higher sales levels in the Company's alarm group segment and to a lesser extent the publishing segment. Domestic and international sales each grew 25% for the quarter and 21% for the first six months. International business relates to the alarm group segment and represents 14% of total consolidated sales for both 1997 and 1996. Most of the foreign sales growth in 1997 is from expansion of European operations. Gross profit increased at about the same rate as sales. Selling, general and administrative expenses increased 23% in the second quarter and 19% in the first half of 1997 primarily as a result of increased costs associated with the higher sales volume.

Alarm Group sales for the quarter increased 27% to $285.2 million and for the first six months increased 23% to $537.7 million accounting for 84% of consolidated revenues in 1997 versus 82% in 1996. This growth was due to continuing gains in market share in key product areas and ongoing expansion in the worldwide alarm systems market. Late in 1996, the Company received significant equipment and distribution commitments from two large installation companies, which are beginning to be reflected in the Company's results. Operating income for this segment increased 31% and 23% for the second quarter and first half, respectively, primarily because of the expanded sales volume. In addition, depreciation expense increased at a lower rate than sales in the second quarter.

Publishing sales for the quarter and year-to-date grew to $54.1 million and $102.7 million representing 12% and 10% increases over the same periods in 1996. Operating income increased 42% to $8.5 million for the second quarter and 44% to $13.4 million for the first six months of 1997. These favorable results were achieved through a combination of increased revenues, including a newly acquired trade show held in the second quarter, and stable operating costs. There was also some benefit in 1997 from lower paper prices compared to the second quarter and first half of 1996.

Depreciation and amortization expense increased 21% in the second quarter and 22% for the first six months, mainly as a result of capital additions in the alarm segment.

Other income (expense) in the first six months of 1996 included a pretax gain of $13.2 million on the sale of 622,500 shares of USSB stock in connection with its initial public offering and a pretax gain of $23.3 million on the increase in the book value of the Company's investment in Cylink resulting from its initial public offering. Excluding these gains, other income (expense) was less favorable for the quarter and year-to-date due to increased interest expense from higher borrowing levels partially offset by increased earnings recorded on the Company's investments.

Effective tax rates were 37.6% for the second quarter of 1997 and 1996 and 37.7% and 37.4% for the first six months of 1997 and 1996, respectively.


ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). The statement replaces primary EPS with basic EPS, which excludes dilution, and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. The statement is effective for financial statements issued for periods ending after

December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either current or prior-period EPS.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The statement requires the addition of comprehensive income and its components in the primary financial statements. Comprehensive income includes cumulative foreign currency translation adjustments and unrealized investment gains and losses, which are not included in income under current accounting principles. The statement is effective for fiscal years beginning after December 15, 1997, and requires comparative amounts in financial statements for earlier periods presented.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires the Company to report financial and descriptive information about its reportable segments, determined using the management approach (i.e. internal management reporting), in interim and year-end financial statements. The statement is effective for fiscal years beginning after December 15, 1997.

The Company has not yet determined the impact that SFAS No. 130 and No. 131 will have on its financial statements.


FINANCIAL CONDITION

The Company's financial condition remained strong during the first six months of 1997. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the first six months of 1997, income before depreciation and amortization provided $45.8 million of net cash which was used, in addition to $6.3 million of cash, to finance the net increase in working capital items including a $26.9 million increase in inventory balances and a $19.0 million increase in accounts receivable. Three acquisitions were completed in the period which were financed through $34.7 million of short term borrowings. Additional net short term borrowings of $13.2 million, $8.2 million of net proceeds from the sale of marketable securities, $2.0 million of net long term borrowings, $0.9 million of proceeds from the exercise of stock options and $10.9 million of cash were used to fund $29.4 million in capital expenditures, $3.4 million of dividends paid to stockholders, and a net increase of $2.4 million in notes receivable.

The Company continually investigates investment opportunities for growth in related areas and is presently committed to invest up to $11.1 million in certain affordable housing ventures through 2003.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the weak commercial real estate market of the past several years. Such events have no effect on net income although they do have a negative impact on the Company's cash position because tax payments become due when the properties are sold or returned to the lenders. The Company has approximately $4.3 million accrued at June 30, 1997 to fully cover the remaining tax payments that would be due if all the properties were sold or returned to the lenders.

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

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal.
The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. A hearing took place on May 15, 1997 to determine the scope of the three issues remaining for retrial. The trial court's ruling is expected in August 1997 and retrial is expected to begin in early 1998.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The annual meeting of stockholders was held on May 8, 1997.
Management's slate of nominees for directors was unopposed and elected in its entirety. The results of the voting were as follows:

         Director           For       Withheld    Broker Non-Votes
     Common Stock-
       S. Barrows        3,560,712      9,363         158,137
       F. Conforti       3,561,212      8,863         158,137
       L. Guthart        3,561,212      8,863         158,137
       I. Harris         3,560,712      9,363         158,137
       K. Harris         3,561,212      8,863         158,137
       N. Harris         3,560,712      9,363         158,137
       W. Harris         3,561,212      8,863         158,137
       J. Kahn. Jr.      3,561,212      8,863         158,137
       L. Mullin         3,561,212      8,863         158,137

	Class A Stock-
       E. Barnett       12,738,176    165,390       1,130,250
       E. Coolidge III  12,738,626    162,027       1,130,250
       A. Downs         12,738,526    162,145       1,130,250



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



                                        PITTWAY CORPORATION
                                        (Registrant)



                                 By     /s/Paul R. Gauvreau
                                        Paul R. Gauvreau
                                        Financial Vice President
                                         and Treasurer
                                        (Duly Authorized Officer and
                                         Principal Financial Officer)


Date: August 1, 1997






























15