Form 10-Q
period 1997-09-30
PITTWAY CORP /DE/
filed 1997-11-03
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004


                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

                        Yes   X          No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 21, 1997).

                        Common Stock      3,938,832
                        Class A Stock    17,050,745

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1997

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three and Nine Months Ended
              September 30, 1997 and 1996                              3

            Consolidated Balance Sheet -
              September 30, 1997 and December 31, 1996               4 - 5

            Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996            6

            Notes to Consolidated Financial Statements               7 - 9

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          9 - 12


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                       12 - 14

   ITEM 6.  Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                            14

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                       FOR THE THREE MONTHS AND NINE MONTHS
                         ENDED SEPTEMBER 30, 1997 AND 1996
             (Unaudited; Dollars in Thousands, Except Per Share Data)


                                     Three Months Ended   Nine Months Ended
                                         September 30,       September 30,

                                        1997      1996      1997      1996

NET SALES............................ $357,264  $285,726  $997,635  $815,564

OPERATING EXPENSES:
 Cost of sales.......................  220,869   176,011   611,031   499,549
 Selling, general and administrative.   99,481    80,622   283,334   234,523
 Depreciation and amortization.......    9,152     7,393    26,093    21,272
                                       329,502   264,026   920,458   755,344

OPERATING INCOME.....................   27,762    21,700    77,177    60,220

OTHER INCOME (EXPENSE):
 Gain on sale of investment..........                                 13,162
 Gain on Cylink capital
  transactions.......................    6,396               6,396    23,279
 Equity in Cylink acquisition
  charge-off.........................  (18,943)            (18,943)
 Income from marketable securities,
  investments and other interest.....    1,218     1,310     4,325     3,087
 Interest expense....................   (3,122)   (2,192)   (8,957)   (6,237)
 Miscellaneous, net..................     (598)      (57)     (889)      387
                                       (15,049)     (939)  (18,068)   33,678

INCOME BEFORE INCOME TAXES...........   12,713    20,761    59,109    93,898

PROVISION FOR INCOME TAXES...........    4,378     8,005    21,880    35,324

NET INCOME........................... $  8,335  $ 12,756  $ 37,229  $ 58,574

NET INCOME PER SHARE OF COMMON AND
  CLASS A STOCK...................... $   .39   $   .61   $   1.77  $   2.80

CASH DIVIDENDS DECLARED PER SHARE:
  Common............................. $   .067  $   .067  $   .200  $   .200
  Class A............................ $   .083  $   .083  $   .250  $   .250


AVERAGE NUMBER OF SHARES OUTSTANDING
  (in thousands).....................   20,986    20,924    20,975    20,919


                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                     (Unaudited; Dollars in Thousands)


                                             September 30, December 31,
                                                 1997          1996

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................      $ 20,693      $ 32,409
  Marketable securities..................        15,612        26,026
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $11,420 and $9,670...................       241,736       208,182
  Inventories............................       230,826       203,254
  Future income tax benefits.............        19,773        19,358
  Prepayments, deposits and other........        12,774        10,287
                                                541,414       499,516

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        44,170        43,413
  Machinery and equipment................       248,936       224,268
                                                293,106       267,681
  Less: Accumulated depreciation.........      (142,860)     (132,867)
                                                150,246       134,814
  Land...................................         2,715         2,787
                                                152,961       137,601

INVESTMENTS:
  Marketable securities..................        32,614        37,814
  Investment in affiliate................        19,938        31,183
  Real estate and other ventures.........        39,759        39,242
  Leveraged leases.......................        19,105        19,515
                                                111,416       127,754

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $11,671 and $9,707...        87,017        54,068
  Other intangibles, less accumulated
    amortization of $10,536 and $10,668..         4,881         5,022
  Notes receivable.......................        11,287         8,070
  Miscellaneous..........................         7,411         7,062
                                                110,596        74,222
                                               $916,387      $839,093





                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                     (Unaudited; Dollars in Thousands)


                                              September 30, December 31,
                                                 1997          1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................     $ 87,288      $ 46,525
  Long-term debt due within one year......        4,904         3,933
  Dividends payable.......................        1,718         1,724
  Accounts payable........................       95,266       102,077
  Accrued expenses........................       68,462        53,937
  Income taxes payable....................        6,539         5,685
  Retirement and deferred
    compensation plans....................       10,999         6,782
  Unearned income.........................        3,783         3,538
                                                278,959       224,201

LONG-TERM DEBT, less current maturities...       90,225        87,916


DEFERRED LIABILITIES:
  Income taxes............................       61,005        65,738
  Other...................................       12,992        14,366
                                                 73,997        80,104

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        3,939         3,939
    Class A stock.........................       17,048        16,987
  Capital in excess of par value..........       24,390        21,714
  Retained earnings.......................      423,934       391,753
  Cumulative marketable securities
    valuation adjustment..................       10,401        12,453
  Cumulative foreign currency translation
    adjustment............................       (6,506)           26
                                                473,206       446,872
                                               $916,387      $839,093








                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30 1997 AND 1996
                         (Unaudited; Dollars in Thousands)

                                                        1997        1996
Cash Flows From Operating Activities:
  Net Income.......................................    $37,229    $ 58,574
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..................     26,093      21,272
    Gain on sale of investment, net of taxes.......                 (8,149)
    Gain on Cylink capital transactions,
     net of taxes..................................     (3,997)    (14,413)
    Equity in Cylink acquisition charge-off,
     net of taxes..................................     11,839
    Deferred income taxes..........................        961      (2,359)
    Retirement and deferred compensation plans.....      4,081       4,163
    Income/loss from investments adjusted
     for cash distributions received...............     (1,435)      1,091
    Provision for losses on accounts receivable....      3,159       4,043
    Change in assets and liabilities, excluding
     effects from acquisitions, dispositions
     and foreign currency adjustments:
      Increase in accounts and notes receivable....    (37,295)    (28,993)
      Increase in inventories......................    (26,956)    (34,852)
      Increase in prepayments and deposits.........     (1,966)     (3,121)
      Increase in accounts payable and accrued
        expenses...................................      2,733      18,420
      Increase in income taxes payable.............      1,201       2,774
    Other changes, net.............................        156         (55)
  Net cash provided by operating activities........     15,803      18,395

Cash Flows From Investing Activities:
  Capital expenditures.............................    (41,430)    (27,721)
  Proceeds from sale of investment, net of taxes...                 10,748
  Proceeds from the sale of marketable securities..     25,105      11,065
  Purchases of marketable securities...............    (13,595)     (5,900)
  Disposition of property and equipment............        570         493
  Additions to investments.........................        (57)     (4,066)
  Increase in notes receivable.....................     (1,239)     (4,343)
  Net assets of businesses acquired, net of cash...    (34,676)     (3,065)
  Net cash used by investing activities............    (65,322)    (22,780)

Cash Flows From Financing Activities:
  Net increase in notes payable....................     41,741         283
  Proceeds of long-term debt.......................      8,596          72
  Repayments of long-term debt.....................     (8,210)       (767)
  Stock options exercised..........................        956
  Dividends paid...................................     (5,053)     (5,062)
  Net cash provided (used) by financing activities.     38,030      (5,474)

Effect of Exchange Rate Changes on Cash............       (228)         50
Net Decrease in Cash and Equivalents...............    (11,716)     (9,809)
Cash and Equivalents at Beginning of Period........     32,409      31,407
Cash and Equivalents at End of Period..............   $ 20,693    $ 21,598


                          See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited; Dollars in Thousands, Except per Share Data)


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


NOTE 2.  ACQUISITIONS

In the first nine months of 1997, the Company acquired the assets and businesses of a domestic manufacturer and distributor of fire controls, a foreign distributor of alarm and other security products and a producer of trade shows and conferences. The total purchase price for these businesses was $34,676 cash and $4,453 in deferred payouts through 2002. These acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. The impact on consolidated results of operations was not significant.


NOTE 3.  INVENTORIES

The recorded value of inventories at September 30, 1997 and December 31, 1996 approximate current cost and consist of the following:

                                                  1997          1996
     Raw materials                              $ 56,155      $ 41,568
     Work in process                              20,120        19,560
     Finished goods -
       Manufactured by the Company                83,655        69,020
       Manufactured by others                     70,896        73,106
                                                $230,826      $203,254

NOTE 4.  MARKETABLE SECURITIES

Information about the Company's marketable securities at September 30, 1997 and December 31, 1996 is as follows:

                                                  1997          1996
  Current - Adjustable Rate Preferred Stocks -
     Aggregate cost                             $ 15,639      $ 27,937
     Net unrealized holding loss                     (27)       (1,911)
     Aggregate fair value                       $ 15,612      $ 26,026

  Non-Current - USSB Common Stock -
     Aggregate cost                             $ 15,789      $ 15,789
     Unrealized holding gain                      16,825        22,025
     Aggregate fair value                       $ 32,614      $ 37,814

In February 1996, the Company sold 13% of its investment in United States Satellite Broadcasting Company, Inc. (USSB) as part of an initial public offering of USSB's common stock. The sale of the shares resulted in an after-tax gain of $8,149, or $.39 per share.

Realized gains and losses are based upon the specific identification method. Such gains and losses on the adjustable rate preferred stock, for the nine months ended September 30, 1997 and 1996 were not significant.

NOTE 5.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. In September 1997, Cylink acquired Algorithmic Research, an information security company, for cash and Cylink stock totaling $76.2 million. The Company recorded a $4.0 million after-tax gain ($.19 per share) as a result of the stock issued in the acquisition and an $11.8 million after-tax expense ($.57 per share) for its equity in Cylink's write-off of "in-process technology" acquired in the transaction. At September 30, 1997 the Company's 8.6 million shares of Cylink stock had a quoted market value of $136.1 million.

In 1996, the carrying value of the investment in Cylink was increased by $23,279 to reflect the increase in the Company's equity in Cylink's net book value as a result of an initial public offering in February 1996. The after-tax gain recorded on the increase in Cylink's equity was $14,413, or $.69 per share.

NOTE 6.  EARNINGS PER SHARE

Net income per share of common capital stock is based on the combined weighted average number of Common and Class A shares outstanding during each period and does not include Class A shares issuable upon exercise of stock options or for other stock awards because the dilutive effect is not significant.

NOTE 7.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that Plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. A hearing took place on May 15, 1997 to determine the scope of the three issues remaining for retrial. The trial court must rule on the scope before the retrial can take place which is expected to begin in 1998. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.
     The Company in the normal course of business is subject to a number of lawsuits and claims both actual and potential in nature including a lawsuit claiming patent infringement. While management believes that resolution of the patent infringement suit and other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the third quarter and first nine months of 1997, sales increased 25% to $357.3 million and 22% to $997.6 million over the respective periods in 1996. These increases reflect higher sales levels in the Company's alarm group segment and to a lesser extent the publishing segment. Domestic and international sales grew 27% and 15% for the quarter and 23% and 19% for the first nine months, respectively. International business relates to the alarm group segment and represents 14% of total consolidated sales for both 1997 and 1996. Most of the foreign sales growth in 1997 is from expansion of European operations. Gross profit increased at about the same rate as sales in the third quarter and year-to-date. Selling, general and administrative expenses increased 23% in the third quarter and 21% in the first nine months of 1997 primarily as a result of increased costs associated with the higher sales volume.

Alarm Group sales for the quarter increased 28% to $306.5 million and for the first nine months increased 25% to $844.1 million accounting for 85% of consolidated revenues in 1997 versus 83% in 1996. This growth was led by increased manufacturing sales of burglar alarm products and systems to major customers and ongoing expansion in the worldwide alarm systems market. Operating income for this segment increased 23% to $23.3 million for the third quarter and 23% to $63.6 million for the first nine months. The increases in income are primarily due to the expanded sales volume despite increased distribution expenses associated with the UPS strike during the third quarter.

Publishing sales for the quarter and year-to-date grew to $50.7 million and $153.4 million representing 9% and 10% increases over the same periods in 1996. Operating income increased 60% to $5.7 million for the third quarter and 49% to $19.1 million for the first nine months of 1997. These favorable results were achieved through a combination of increased revenues, including a newly acquired trade show held in the second quarter, and containment of operating costs. Also, special issues in the third quarter of 1997 contributed to both revenue and earnings gains.

Depreciation and amortization expense increased 24% in the third quarter and 23% for the first nine months, mainly as a result of capital additions in the alarm segment.

Other income (expense) in the third quarter of 1997 and year to date includes two special items recorded in connection with an acquisition made by the Company's Cylink affiliate: a $6.4 million pretax gain as a result of the stock issued in the acquisition; and an $18.9 million pre-tax expense for the Company's equity in Cylink's write-off of "acquired in-process technology." In the first nine months of 1996, other income included a pretax gain of $13.2 million on the sale of 622,500 shares of USSB stock in connection with its initial public offering and a $23.3 million increase in the book value of the Company's investment in Cylink resulting from stock issued in its initial public offering. Excluding these special items in both years, other income (expense) was less favorable for the quarter and year-to-date principally due to increased interest expense from higher borrowing levels.

Effective tax rates were 34.4% and 38.6% for the third quarter of 1997 and 1996, respectively, and 37.0% and 37.6% for the first nine months of 1997 and 1996, respectively. Excluding the special items related to Cylink, the effective tax rate for the third quarter of 1997 was 36.0%, which was lower than the prior-year period due to reserves no longer required.


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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires the Company to report financial and descriptive information about its reportable segments, determined using the management approach (i.e., internal management reporting). The statement is effective for fiscal years beginning after December 15, 1997.

The Company has not yet determined the impact that SFAS No. 130 and No. 131 will have on its financial statements.

FINANCIAL CONDITION

The Company's financial condition remained strong during the first nine months of 1997. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the first nine months of 1997, income before depreciation, amortization, and the special items recorded in connection with the acquisition made by the Company's Cylink affiliate, provided $71.2 million of net cash which was used primarily to finance the net increase in working capital items including a $27.0 million increase in inventory balances and a $37.3 million increase in accounts receivable. Three acquisitions were completed in the period which were financed through $34.7 million of short term borrowings. Additional short term borrowings of $7.0 million, the net $15.8 million of cash generated from operations, along with $11.5 million of net proceeds from the sale of marketable securities, $1.0 million of proceeds from the exercise of stock options, $11.7 million of cash on hand and $.7 million of cash from additional sources were used to finance $41.4 million of capital additions, $5.1 million of dividends paid to stockholders, and a net increase of $1.2 million in notes receivable.

The Company continually investigates investment opportunities for growth in related areas and is presently committed to invest up to $24.8 million in certain affordable housing ventures through 2005.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties which may be sold or turned over to lenders due to the weak commercial real estate market of the past several years. Such events have no effect on net income although they do have a negative impact on the Company's cash position because tax payments become due when the properties are sold or returned to the lenders. The Company has approximately $4.2 million accrued at September 30, 1997 to fully cover the remaining tax payments that would be due if all the properties were sold or returned to the lenders.

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

As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly -before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit.

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal.
The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. A hearing took place on May 15, 1997 to determine the scope of the three issues remaining for retrial. The trial court must rule on the scope before the retrial can take place which is expected to begin in 1998.

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

The Company in the normal course of business is subject to a number of lawsuits and claims both actual and potential in nature including a lawsuit claiming patent infringement. While management believes that resolution of the patent infringement suit and other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.



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


Date: November 3, 1997