Form 10-K405
period 1997-12-31
PITTWAY CORP /DE/
filed 1998-03-23
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549-1004
                                     FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For The Year Ended December 31, 1997
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on closing sales prices on March 19, 1998):
$1,051,398,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 19, 1998): Common Stock - 3,938,832 shares outstanding; Class A Stock - 17,095,468 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Parts I and II of this report.

Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 7, 1998 are incorporated by reference into Part III of this report.

                           PITTWAY CORPORATION
                                INDEX TO
                        ANNUAL REPORT ON FORM 10-K

                   For The Year Ended December 31, 1997

PART I                                                                 Page

Item 1    Business                                                     3-10

Item 2    Properties                                                  10-12

Item 3    Legal Proceedings                                           12-14

Item 4    Submission of Matters to a Vote of Security Holders            14


PART II

Item 5    Market For Registrant's Common Equity and Related
            Stockholder Matters                                          14

Item 6    Selected Financial Data                                        14

Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14

Item 8    Financial Statements and Supplementary Data                    15

Item 9    Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                       15


PART III

Item 10   Directors and Executive Officers of the Registrant             15

Item 11   Executive Compensation                                         15

Item 12   Security Ownership of Certain Beneficial
            Owners and Management                                        15

Item 13   Certain Relationships and Related Transactions                 15


PART IV

Item 14   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                          16


SIGNATURES                                                               17

                                  PART I

Item 1.   Business

(a)   General Development of Business

Pittway Corporation ("Pittway" or "Registrant"), was incorporated under Delaware law in 1925. Pittway and its subsidiaries are referred to herein collectively as the "Company".

The Company operates in two reportable industry segments: alarm and other security products, and publishing.

In December 1997, the Company announced that its Penton Publishing subsidiary ("Penton") had signed a letter of intent to acquire another business media company, contingent on the Company spinning off Penton to the Company's stockholders in a tax-free distribution. The acquisition and related spin-off are subject to the execution of a definitive combination agreement and receipt of a favorable ruling on the spin-off from the Internal Revenue Service, among other conditions. At such time as the principal conditions are satisfied, subsequent financial disclosures will reflect Penton as a discontinued operation, including restatement of prior periods. The Company expects the transaction will be completed in the second or third quarter of 1998. See information set forth under the heading "Supplemental Information" appearing on pages 40-41 of the Company's 1997 Annual Report to Stockholders which is incorporated herein by reference.

Acquisitions and dispositions of businesses by the Company, other than the discontinued operations discussed below, in each of the five years ended December 31, 1997 were not significant to the Company's sales or results of operations.

In September 1997, Cylink Corporation ("Cylink"), an affiliate of the Company (see "Real Estate and Other Ventures" in Item 1(c), below), acquired Algorithmic Research, an information security company, for cash and Cylink stock totaling $76.3 million. The Company increased the carrying value of its investment in Cylink by $6.4 million and recorded a $4.0 million after-tax gain, or $.19 per share (basic and diluted), as a result of the stock issued in the acquisition and reduced the carrying value of its investment in Cylink by $18.9 million and recorded an $11.8 million after-tax expense, or $.56 per share (basic and diluted), for its equity in Cylink's write-off of "in-process technology" acquired in the transaction. In February 1996, Cylink made an initial public offering of its common stock. The Company increased its carrying value of this investment to reflect the increase in the Company's equity in Cylink's net book value. An after-tax gain of $14.4 million, or $.69 per share ($.68 diluted) was recorded on the increase in Cylink's equity.


In February 1996, the Company sold 13% of its investment in United States Satellite Broadcasting Company, Inc. ("USSB") as part of an initial public offering of USSB common stock. The sale resulted in an after-tax gain of $8.1 million or $.39 per share (basic and diluted). See "Real Estate and Other Ventures" in Item 1(c), below.

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

(b)   Financial Information about Industry Segments

Financial information relating to industry segments for each of the three years ended December 31, 1997 is set forth in Note 14 ("Segment Information") to the Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders, pages 36-37, which Note is incorporated herein by reference.

(c)   Narrative Description of Business

The principal operations, products and services rendered by the Company:

Alarm and Other Security Products Segment

This segment involves the design, manufacture and sale of an extensive line of burglar and commercial fire alarm equipment, closed circuit television, access control and other alarm components and systems as well as the distribution of alarm, fire, security and other electrical products manufactured by other companies. By offering a broad line of alarm products needed for security systems, the Company provides a full range of services to independent alarm dealers and installers which range in size from one person operations to the largest national alarm service companies. In every major domestic market area, quick delivery is provided through the Company's computerized regional warehouses and convenience center outlets (ADI), authorized distributors and dealers. ADI is the largest wholesale distributor of security, low voltage and voice and data cabling products in North America specializing in burglar alarm, fire alarm, CCTV, access control, intercom, central vacuum and sound & communications sales. Various products sold through ADI are purchased from non-affiliated suppliers and manufacturers to offer a broad range of products. Some of the products purchased are resold under the Company's Ademco brand name, others are resold under brand names owned by its suppliers. In the Canadian, Mexican and overseas markets, alarm and other security products are sold through the Company's distribution centers, authorized distributors and sales agents. The Company also offers AlarmNet to alarm companies in major U.S. markets. AlarmNet is a wireless cellular-like communication network designed to transmit alarm signals by radio instead of over telephone lines. The Company also offers First Alert Professional, a brand name marketing program to independent burglar alarm dealers.

Commercial fire detectors and fire controls are sold through the Company's regional warehouses, electrical and building supply wholesalers and alarm and fire safety distributors. These products are primarily sold under the Company's Fire-Lite, Notifier, Fire Control Instruments and System Sensor brand names.

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

Publishing Segment

This segment is a publisher of 33 national business and trade publications. The Company's publications serve both specific industries and broad functional markets which include specialized manufacturing, service industries, technical and professional fields and general management. Most publications are distributed on a monthly basis with several others distributed on a biweekly, annual or biennial frequency. The publications are generally distributed free through controlled circulation. The principal source of revenue is from the sale of advertising space within the magazines. A variety of magazine-related products and services are also offered including: directories, trade shows and conferences; readership lists, specialty publications, custom publishing, research and telemarketing operations, CD-ROMs, on-line computer services, and direct-response card mailer service. Other facets of the business include: the operation of a printing plant for the printing and production of most of the Company's publications and those of other publishers; a national direct mail marketing organization serving the pharmaceutical and business services markets and providing a complete line of services, from creative and printing to mailing service capabilities.

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

Real Estate and Other Ventures

The Company is involved in the marketing, sale and development of land near Tampa, Florida for residential and commercial use. Saddlebrook East Village, a 2,000 acre parcel of land, is approved for development as a master planned community. A major shopping mall developer signed a contract to acquire 250 acres of this land. If the land purchase is closed (the developer could take up to 24 months to complete the planning and permitting process), a sizeable regional mall will be built on the site. Another developer has signed a letter of intent to acquire the adjacent land, which it wants to use for residential development. The West Village, formerly called Saddlebrook Corporate Center, a nearby 450 acre parcel, originally planned as a business park for mixed use development, was partially converted to a residential community due to the demand for residential housing. Principal competition comes from other residential and commercial developments in Florida.

The Company owns 8,606,085 shares (29.6% of the shares outstanding) of Cylink Corporation (Cylink) a leading supplier of network information security products that enable the secure transmission of data over private local area networks and wide area networks and public packet switched networks, such as the Internet. Cylink further offers a line of spread spectrum radio products that are used for wireless voice and data communications. On March 13, 1998, Cylink announced a pending sale of this wireless business for $60.5 million. Cylink acquired Algorithmic Research, an information security company, in September 1997. The Company also owns 3,781,375 shares (4.2% of the shares outstanding) of United States Satellite Broadcasting Company Inc. (USSB), a company which provides subscription television programming via high-power direct broadcast satellite to households throughout the Continental U.S. Both of these companies made initial public offerings of their respective stocks in February of 1996. Additionally, the Company has approximately an 8.5% interest in a joint venture that develops wireless signaling equipment for communication between fixed points and a 10% interest in a company that enhances data transmission over cellular telephone networks.

The Company has a limited partnership interest in a real estate developer with major commercial and residential high rise properties located primarily in Chicago. See Item 7 of this Form 10-K. The Company also has invested, as a 5% limited partner, in six rental apartment complexes located in Chicago, Indianapolis, San Jose and three near Washington, D.C. which provide certain tax advantages. The Company is an equity participant in leveraged leases of an aircraft and communications satellite transponders.

Other Information
Patents and Trademarks -

While the Company owns or is licensed under a number of patents which are cumulatively important to each of its business units, the loss of any single patent or group of patents would not have a material adverse effect on the Company's overall business.

Products manufactured by the Company are sold primarily under its own trademarks and tradenames. Some products purchased and resold by the Company's alarm and security products distribution business are sold under the Company's tradenames while others are sold under tradenames owned by its suppliers.

Customers -

Neither of the Company's industry segments is dependent upon a single customer or a few customers. In 1997, the Alarm and Other Security Products Segment developed significant national account business from several major companies in the U.S. residential alarm market. The loss of any one of these customers would not have a material adverse effect on the Company's results of operations.

Research and Development -

The Company is engaged in programs to develop and improve products as well as develop new and improved manufacturing methods. Expenditures for Company sponsored research and development activities in the alarm and other security products segment were $24.3 million in 1997, $18.1 million in 1996 and $16.6 million in 1995. These costs, which are expensed in the Company's consolidated income statement, were associated with a number of products in varying stages of development, none of which represents a significant item of cost or is projected to be a significant addition to the Company's line of products.

Product Liability -

Due to the nature of the fire and security alarm business, the Company has been, and continues to be, subjected to numerous claims and lawsuits alleging defects in its products. This exposure was reduced by the sale of First Alert/BRK Electronics in 1992. It is likely, due to the present litigious atmosphere in the United States, that additional claims and lawsuits will be filed in future years. The Company believes that it maintains sufficient insurance to cover this exposure.

Environmental Matters -

The Company anticipates that compliance with various laws and regulations relating to protection of the environment will not have a material effect on its capital expenditures, earnings or competitive position.

Employees -

At December 31, 1997, there were approximately 7,800 persons employed by the Company, including 5,700 employed in the United States. Approximately 1,400 of the employees working in the United States were represented by labor unions. The Company considers its relations with its employees and the unions representing its employees to be good.

Risks and Uncertainties -

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

Risks associated with international operations - International sales account for 14% of the Company's 1997 consolidated revenues and the Company intends to continue to expand its presence in international markets. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse impact on the Company's business and results of operations.

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

Risks associated with potential spin-off - In December 1997, the Company announced its Penton Publishing subsidiary had signed a letter of intent to acquire another business media company, contingent on the Company spinning off Penton to the Company's stockholders in a tax-free distribution. The acquisition and related spin-off are subject to the execution of a definitive combination agreement and receipt of a favorable ruling on the spin-off from the Internal Revenue Service, among other conditions. There can be no assurance that the acquisition will be completed, that the Company will receive a favorable ruling from the Internal Revenue Service or that any of the other conditions will be met. (Also see "Risks associated with acquisition strategy," above.)

Pending litigation - The Company is a party in a lawsuit which arose out of the development of a resort and a portion of the adjoining residential properties owned and developed by the Company as well as a patent infringement lawsuit (see Item 3). The Company is also, in the normal course of business, subject to a number of lawsuits and claims, both actual and potential in nature. If the outcome of any such litigation is unfavorable to the Company, the Company's business and operations could be materially adversely affected.

(d)   Financial Information About Foreign and Domestic Operations and Export
Sales

Financial information concerning foreign and domestic operations and export sales is set forth in Note 14 ("Segment Information") to the Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders, pages 36-37, which Note is incorporated herein by reference.

Item 2.   Properties

The Company's principal properties and their general characteristics are as follows:
                                  Principal    Lease      Approximate
Location                             Use     Expiration   Square Feet
Alarm and Other Security
  Products Segment-
    Syosset, New York                (1)        N/A         310,000
    Syosset, New York                (2)        2014         10,000
    Syosset, New York                (3)        2002         14,000
    Syosset, New York                (1)        1999          6,000
    Syosset, New York                (1)        2000         33,000
    Syosset, New York                (2)        1998         34,000
    Torrance, California             (1)        1998         48,000
    Miami, Florida                   (2)        2002         16,000
    El Paso, Texas                   (2)        2001         19,000
    El Paso, Texas                   (2)        2002         97,000
    Louisville, Kentucky             (3)        2002          7,000
    Louisville, Kentucky             (3)        1998          4,000
    Jeffersontown, Kentucky          (2)        2002          7,000
    Raleigh, North Carolina          (1)        1998          8,000
    Northford, Connecticut           (1)        N/A         252,000
    Lisle, Illinois                  (3)        2002          5,000
    St. Charles, Illinois            (1)        2003        158,000
    St. Charles, Illinois            (1)        2004        100,000
    West Chicago, Illinois           (1)        1998         21,000
    Norcross, Georgia                (3)        1998          6,000

                                  Principal    Lease      Approximate
Location                             Use     Expiration   Square Feet
Alarm and Other Security
  Products Segment- (continued)
    Waltham, Massachusetts           (1)        2002         50,000
    Melbourne, Australia             (2)        1998          5,000
    Sydney, Australia                (2)        1998         25,000
    Alleur, Belgium                  (2)        2000          6,000
    Toronto, Canada                  (2)        1998          7,000
    Concord, Ontario, Canada         (2)        2000         11,000
    Lichfield Staffs, England        (4)        2014         20,000
    Burgess Hill, England            (4)        N/A          60,000
    Tyne & Wear, England             (1)        1999          7,000
    East Kilbride, Scotland          (1)        N/A          15,000
    Hilden, Germany                  (2)        2000          8,000
    Purmerend, The Netherlands       (2)        N/A          25,000
    Xi'an, China		           (1)        N/A          20,000
    Tsuen Wan, NT, Hong Kong         (2)        1999          8,000
    Milan, Italy                     (1)        N/A          14,000
    Milan, Italy                     (2)        2001         10,000
    Trieste, Italy                   (1)        N/A          40,000
    Arezzo, Italy                    (1)        2001          5,000
    Juarez, Mexico                   (4)        2008         71,000
    Juarez, Mexico                   (4)        2004         83,000
    Juarez, Mexico                   (4)        2007        148,000
    Madrid, Spain                    (2)        2000         11,000
    Barcelona, Spain                 (2)        2005          6,000
    Distribution Centers
      Superhub Locations:
        Atlanta, Georgia             (2)        2007        125,000
        Reno, Nevada                 (2)        2008        323,000
        Louisville, Kentucky         (2)        2007        190,000
        Pine Brook, New Jersey       (2)        1998         37,000
      Hub Locations:
        Boston, Massachusetts        (2)        1999         14,000
        Milford, Connecticut         (2)        2008         18,000
        Los Angeles, California      (2)        1999         30,000
        Chicago, Illinois            (2)        2005         40,000
        Clearwater, Florida          (2)        2004         27,000
        Memphis, Tennessee           (2)        2006         15,000
        Richmond, Virginia           (2)        2004         14,000
        Phoenix, Arizona             (2)        2004         15,000
        Dallas, Texas                (2)        2008         76,000
        Denver, Colorado             (2)        1999         11,000
        Detroit, Michigan            (2)        2000         15,000
        New Orleans, Louisiana       (2)        2007         10,000
        Seattle, Washington          (2)        2006         25,000
        Toronto, Canada              (2)        2007         26,000
        Montreal, Canada             (2)        2000         11,000

Publishing Segment-
    Cleveland, Ohio                  (3)        2000        179,000
    Cleveland, Ohio                  (2)        2001         28,000
    Berea, Ohio                      (5)        N/A         100,000
    Chicago, Illinois                (3)        2003          9,000
    New York, New York               (3)        2000         10,000

                                  Principal    Lease      Approximate
Location                             Use     Expiration   Square Feet
Publishing Segment (continued)
    Dunedin, Florida                 (3)        2000         13,000
    Tampa, Florida                   (2)        1999         19,000
    Tampa, Florida                   (5)        2000         15,000
    Hasbrouck Heights, New Jersey    (3)        2001         22,000

General Corporate-
    Chicago, Illinois                (3)        2001         12,000

Other properties in the alarm and other security products segment include 92 full-line convenience centers, in addition to those hub locations listed above, which function as retail-like sales distribution outlets to serve the North American market. These 92 centers are under leases expiring through 2008 and range in size from 1,200 to 10,000 square feet. Other properties in the publishing segment include 14 sales and/or editorial offices under leases expiring through 2003 located in major cities throughout the United States and one in the United Kingdom. The Company believes the above facilities are adequate for its present needs.

(1)      Offices, Manufacturing and Warehousing
(2)      Warehousing
(3)      General Offices
(4)      Manufacturing
(5)      Printing
N/A      Not applicable - facilities are owned by the Company

Item 3.   Legal Proceedings

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit (James
H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-1860) alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit.

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the grounds that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. A hearing took place on May 15, 1997 to determine the scope of the three issues remaining for retrial. The trial court must rule on the scope before the retrial can take place, which is expected to begin in 1998.

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

The Company in the normal course of business is subject to a number of lawsuits and claims, both actual and potential in nature. While management believes that the ultimate outcome of the aforementioned lawsuit and resolution of other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.

On August 16, 1995, Interactive Technologies, Inc. ("ITI" - plaintiff) commenced a lawsuit in U.S. District Court against the Company alleging patent infringement. The plaintiff claimed the Company infringed on their patent by making, using and selling certain security system products in the United States, and that the infringement was willful. Plaintiff initially sought unspecified damages, and an injunction. The Company denied infringement, maintaining the plaintiff's patent was invalid, as well as unenforceable because the plaintiff committed inequitable conduct before the Patent Office when applying for the patent. During discovery, the plaintiff informed the Company it was seeking damages measured by its lost profits or not less than a reasonable royalty on sales of the Company. Fact discovery in the action closed on January 17, 1997. The Court conducted a Markman hearing in October 1997 to construe the patent claims asserted by plaintiff and issued its Order interpreting the claims on October 24, 1997. The Company moved for summary judgment of non-infringement. On December 2, 1997 the Court issued its Order granting partial summary judgment that the Company's products did not literally infringe the patent claims, and denying summary judgment of no infringement. Jury trial started on January 7, 1998. During the trial, the plaintiff indicated it was seeking lost profits and royalty damages of up to $66.8 million. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful infringement.

Recent Events - ITI Litigation Update

On March 9, 1998 the jury handed down a verdict against the Company awarding damages of approximately $36 million. The jury did not award trebling of damages because they found that the Company did not willfully infringe. Although the verdict has been handed down, judgment on the jury's verdict is not expected to be entered by the court until April 8, 1998. The Company intends to file post-trial motions and appeal if the motions are unsuccessful. The Company believes it has meritorious defenses in such post-trial motions and appeal. The ultimate outcome of this matter is uncertain but will result in significant damages should the Company lose the appeal.


Item 4.   Submission of Matters to a Vote of Security Holders

None.


                               PART II

Item 5. Market For Registrant's Common Equity and Related Stock-holder Matters

The information set forth under the heading "Market Prices, Security Holders and Dividend Information" appearing on page 41 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 6.   Selected Financial Data

The information set forth under the heading "Supplemental Information -Five Year Summary of Selected Financial Data" appearing on page 40 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the heading "Management's Discussion and Analysis" appearing on pages 42-43 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements and Summary of Accounting Policies and Notes thereto, together with the report thereon of Price Waterhouse LLP dated February 18, 1998, appearing on pages 23-38 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference. The Consolidated Financial Statements and Summary of Accounting Policies and Notes thereto incorporated by reference in the Form 10-K should be read in conjunction with information contained in "Recent Events - ITI Litigation Update" included in Item 3 herein and the Form 8-K filed with the Securities and Exchange Commission on March 10, 1998.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                 PART III

Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than April 30, 1998.

Item 10.   Directors and Executive Officers of the Registrant

The information set forth under the headings "Nominees for Election by the Holders of Class A Stock", "Nominees for Election by the Holders of Common Stock", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 7, 1998 is incorporated herein by reference.

Item 11.   Executive Compensation

The information set forth under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 7, 1998 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 7, 1998 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information set forth under the headings "Certain Transactions" (and the information set forth under the heading "Compensation Committee Interlocks and Insider Participation" which is cross-referenced under the heading "Certain Transactions") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 7, 1998 is incorporated herein by reference.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial statements and financial statement schedule filed as a part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page 18 of this Form 10-K and are incorporated herein by reference.

           Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 21-23 of this Form 10-K, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14 (c) of Form 10-K is so identified on the Index to Exhibits.

(b) On December 1, 1997, the Registrant filed a report on Form 8-K announcing that its Penton Publishing subsidiary had signed letters of intent to acquire three separate business media companies. One of the acquisitions is contingent on the Registrant spinning off Penton to the Registrant's shareholders in a tax-free distribution which, in turn, is subject to the receipt of a favorable ruling from the Internal Revenue Service.

           On March 10, 1998, the Registrant filed a report on Form 8-K announcing that a jury in the U.S. District Court in St. Paul, Minnesota handed down a verdict the previous day in ITI's patent suit against the Registrant relating to ITI's U.S. Patent 4,855,713. The patent relates to a method of entering wireless transmitter identity codes into security system control panels. The jury verdict awarded damages of approximately $36 million. The Registrant intends to appeal the verdict.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PITTWAY CORPORATION
                               (Registrant)


                               BY  /s/ Paul R. Gauvreau
                               Paul R. Gauvreau
                               Financial Vice President, Treasurer
                                 And Chief Financial Officer

Date:  March 23, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1998.



/s/ Neison Harris                     /s/ E. David Coolidge III
Neison Harris, Director and           E. David Coolidge III, Director
  Chairman of the Board


/s/King Harris                        /s/ Anthony Downs
King Harris, Director, President      Anthony Downs, Director
and Chief Executive Officer


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



/s/ Sidney Barrows                    /s/ William W. Harris
Sidney Barrows, Director              William W. Harris, Director



/s/ Fred Conforti                     /s/ Jerome Kahn, Jr.
Fred Conforti, Director               Jerome Kahn, Jr., Director

                        PITTWAY CORPORATION
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

                                                            Page reference in
                                                             Annual Report to
                                                               Stockholders

Financial Statements required by Item 8 of this Form:

    Consolidated Balance Sheet at December 31,
      1997 and 1996........................................       24-25
    For each of the three years ended December 31, 1997 -
      Consolidated Statement of Income.....................         23
      Consolidated Statement of Cash Flows.................         26
      Consolidated Statement of Stockholders' Equity.......         27
    Summary of Accounting Policies and Notes to
      Consolidated Financial Statements....................       28-38
    Report of Independent Accountants......................         39

                                                            Page reference in
                                                                Form 10-K

Financial Statement Schedule required by
  Article 12 of Regulation S-X:

    Report of Independent Accountants on Financial
      Statement Schedule...................................         19
    Consolidated Financial Statement Schedule II
      Valuation and Qualifying Accounts....................         20


The consolidated financial statements of Pittway Corporation, listed in the above index together with the Report of Independent Accountants, which are included in the Company's 1997 Annual Report to Stockholders, are incorporated herein by reference.

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

With the exception of the aforementioned information and information incorporated by reference in Part I (in Item 1) and Part II (in Items 5, 6, 7 and 8) of this Form 10-K, the Company's 1997 Annual Report to Stockholders is not deemed to be filed as part of this report.

                Report of Independent Accountants on
                    Financial Statement Schedule




To the Board of Directors
of Pittway Corporation


      Our audits of the consolidated financial statements referred to in our report dated February 18, 1998 appearing on page 39 of the 1997 Annual Report to Stockholders of Pittway Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in the index on page 18 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ Price Waterhouse LLP
Price Waterhouse LLP


Chicago, Illinois
February 18, 1998

                                     PITTWAY CORPORATION
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                      (Dollars in Thousands)

                                            Balance at   Charges to   Deductions     Balance
                                            beginning    costs and       from        at end
                                            of period     expenses    reserve (A)   of period
1997
Allowance for doubtful accounts               $9,670       $4,960       $2,533      $12,097
Inventory obsolescence reserve                 8,512        4,998        4,463        9,047

1996
Allowance for doubtful accounts               $8,493       $5,170       $3,993       $9,670
Inventory obsolescence reserve                 6,613        2,686          787        8,512

1995
Allowance for doubtful accounts               $6,348       $4,901       $2,756       $8,493
Inventory obsolescence reserve                 6,526        1,464        1,377        6,613


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

                                                           Sequential
Number and Description of Exhibit                          Page Number***


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

10.6 Employment Agreement with Daniel J. Ramella dated as of January 1, 1997. (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q or the quarter ended March 31, 1997).**

13.   1997 Annual Report to Stockholders.*

21.   Subsidiaries of the Registrant.

23.   Consent of Independent Accountants.

27.1  Financial Data Schedule for the year ended
      December 31, 1997 (submitted only in
      electronic format).

27.2 Restated Financial Data Schedule for the years ended December 31, 1995 and 1996, and the first three quarters of 1996 (submitted only in electronic format).

                                                           Sequential
Number and Description of Exhibit                          Page Number***


27.3 Restated Financial Data Schedule for the first three quarters of 1997 (submitted only in electronic format).



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