Form 10-Q
period 1998-03-31
PITTWAY CORP /DE/
filed 1998-04-28
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004


                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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

                        Yes   X          No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 16, 1998).

                        Common Stock      3,938,832
                        Class A Stock    17,154,623

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED MARCH 31, 1998

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Operations -
              Three Months Ended March 31, 1998 and 1997               3

            Consolidated Balance Sheet -
              March 31, 1998 and December 31, 1997                   4 - 5

            Consolidated Statement of Cash Flows -
              Three Months Ended March 31, 1998 and 1997               6

            Notes to Consolidated Financial Statements               7 - 10

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         11 - 13


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                       13 - 15

   ITEM 6.  Exhibits and Reports on Form 8-K                          16


SIGNATURES                                                            16

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
             (Unaudited; Dollars in Thousands, Except Per Share Data)


                                                  1998            1997

NET SALES..................................     $356,624        $301,158

OPERATING EXPENSES:
  Cost of sales............................      215,653         184,091
  Selling, general and administrative......      104,510          87,698
  Provision for patent litigation..........       43,000            -
  Depreciation and amortization............       10,443           8,416
                                                 373,606         280,205

OPERATING INCOME (LOSS)....................      (16,982)         20,953

OTHER INCOME (EXPENSE):
  Equity in Cylink gain on divestiture.....        6,646            -
  Income from marketable securities,
    investments and other interest.........        1,640           1,515
  Interest expense.........................       (4,162)         (2,614)
  Miscellaneous, net.......................           31             (78)
                                                   4,155          (1,177)

INCOME (LOSS) BEFORE INCOME TAXES..........      (12,827)         19,776

PROVISION (CREDIT) FOR INCOME TAXES........       (4,832)          7,480

NET INCOME (LOSS)..........................     $ (7,995)       $ 12,296


NET INCOME (LOSS) PER SHARE OF COMMON
  AND CLASS A STOCK
   Basic...................................     $   (.38)       $    .59
   Diluted.................................     $   (.38)       $    .58

CASH DIVIDENDS DECLARED PER SHARE:
  Common...................................     $    .067       $    .067
  Class A..................................     $    .083       $    .083

AVERAGE NUMBER OF SHARES OUTSTANDING
  (in thousands)...........................       21,021          20,959

AVERAGE NUMBER OF SHARES AND DILUTIVE
  EQUIVALENTS OUTSTANDING (in thousands)...       21,021          21,209




                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1998 AND DECEMBER 31, 1997
                     (Unaudited; Dollars in Thousands)


                                              March 31,    December 31,
                                                1998           1997

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................    $   25,663      $ 41,334
  Marketable securities..................        12,440        16,583
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $12,170 and $12,097..................       245,999       228,584
  Inventories............................       264,966       242,656
  Future income tax benefits.............        19,027        18,617
  Prepayments, deposits and other........        13,869        12,709
                                                581,964       560,483

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        44,490        44,418
  Machinery and equipment................       264,998       254,972
                                                309,488       299,390
  Less: Accumulated depreciation.........      (157,528)     (148,962)
                                                151,960       150,428
  Land...................................         2,718         2,733
                                                154,678       153,161

INVESTMENTS:
  Marketable securities..................        34,741        30,015
  Investment in affiliate................        27,725        20,441
  Real estate and other ventures.........        41,115        43,388
  Leveraged leases.......................        18,129        18,559
                                                121,710       112,403

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $13,378 and $12,410..       125,090       125,062
  Other intangibles, less accumulated
    amortization of $10,983 and $10,871..         5,272         5,351
  Notes receivable.......................         9,363         7,534
  Miscellaneous..........................         7,361         7,456
                                                147,086       145,403
                                             $1,005,438      $971,450





                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1998 AND DECEMBER 31, 1997
                      (Unaudited; Dollars in Thousands)


                                              March 31,     December 31,
                                               1998             1997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................   $   62,284      $ 64,031
  Long-term debt due within one year......        8,697         8,206
  Dividends payable.......................        1,717         1,719
  Accounts payable........................      167,862       159,493
  Accrued expenses........................       56,657        60,114
  Income taxes payable....................       10,629         7,116
  Retirement and deferred
    compensation plans....................       10,585        10,562
  Unearned income.........................        8,215         5,203
                                                326,646       316,444

LONG-TERM DEBT, less current maturities...       95,095        95,357


DEFERRED LIABILITIES:
  Income taxes............................       46,487        58,065
  Litigation..............................       43,000          -
  Other...................................       13,700        14,450
                                                103,187        72,515

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        3,939         3,939
    Class A stock.........................       17,095        17,052
  Capital in excess of par value..........       25,644        24,523
  Retained earnings.......................      430,854       440,536
  Cumulative marketable securities
    valuation adjustment..................       11,696         8,823
  Cumulative foreign currency translation
    adjustment............................       (8,718)       (7,739)
                                                480,510       487,134
                                             $1,005,438      $971,450







                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                         (Unaudited; Dollars in Thousands)

                                                        1998        1997
Cash Flows From Operating Activities:
  Net Income (Loss)................................   $ (7,995)   $ 12,296
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization..................     10,443       8,416
    Equity in Cylink gain on divestiture, net
     of taxes......................................     (4,154)         -
    Deferred income taxes..........................         18         781
    Retirement and deferred compensation plans.....        505         165
    Income/loss from investments adjusted
     for cash distributions received...............       (450)       (732)
    Provision for losses on accounts receivable....        952       1,191
    Provision for patent litigation, net of taxes..     26,875          -
    Changes in assets and liabilities, excluding
     effects from acquisitions, dispositions
     and foreign currency adjustments:
      Increase in accounts and notes receivable....    (15,990)     (3,422)
      Increase in inventories......................    (22,683)    (25,843)
      Increase in prepayments and deposits.........     (1,172)     (1,626)
      Increase (decrease) in accounts payable
        and accrued expenses.......................      6,122      (5,388)
      Increase in income taxes payable.............      3,336       4,558
    Other changes, net.............................      1,962        (609)
  Net cash used by operating activities............     (2,231)    (10,213)

Cash Flows From Investing Activities:
  Capital expenditures.............................    (11,220)    (15,073)
  Proceeds from the sale of marketable securities..      7,082       8,308
  Purchases of marketable securities...............     (2,988)     (5,081)
  Disposition of property and equipment............        162         127
  Additions to investments.........................         (5)         -
  Increase in notes receivable.....................     (3,025)     (1,685)
  Net assets of businesses acquired, net of cash...        -       (33,421)
  Net cash used by investing activities............     (9,994)    (46,825)

Cash Flows From Financing Activities:
  Net (decrease) increase in notes payable.........     (2,023)     39,000
  Proceeds of long-term debt.......................      2,248         492
  Repayments of long-term debt.....................     (1,866)     (4,574)
  Stock options exercised..........................         74         878
  Dividends paid...................................     (1,688)     (1,679)
  Net cash (used) provided by financing activities.     (3,255)     34,117

Effect of Exchange Rate Changes on Cash............       (191)       (206)
Net Decrease in Cash and Equivalents...............    (15,671)    (23,127)
Cash and Equivalents at Beginning of Period........     41,334      32,409
Cash and Equivalents at End of Period..............   $ 25,663    $  9,282


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

The accompanying consolidated financial statements are unaudited but reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein. However, the financial statements and related notes do not include all disclosures normally provided in the Company's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2.  CHANGE IN ACCOUNTING POLICY

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 130 "Reporting Comprehensive Income." The statement requires the addition of comprehensive income and its components in the Company's annual financial statements. Other comprehensive income (loss) includes cumulative foreign currency translation adjustments and unrealized investment gains and losses, which are not included in income under current accounting principles. Total comprehensive income (loss) for the quarters ended March 31 were:
                                                  1998         1997
     Net income (loss)                          $ (7,995)    $ 12,296
     Other comprehensive income (loss)             1,894       (2,300)
     Total comprehensive income (loss)          $ (6,101)    $  9,996


NOTE 3.  PENDING DIVESTITURE

In December 1997, the Company announced its Penton Publishing subsidiary ("Penton") had signed a letter of intent to acquire another business media company, contingent on the Company spinning off Penton to the Company's shareholders in a tax-free distribution. The acquisition and related spin-off are subject to the execution of a definitive combination agreement and receipt of a favorable ruling on the spin-off from the Internal Revenue Service, among other conditions. At such time as the principal conditions are satisfied, subsequent financial disclosures will reflect Penton as a discontinued operation, including restatement of prior periods.

The following pro forma information presents the historical quarterly results as restated to reflect Penton as a discontinued operation. The pro forma results are presented for informational purposes only and do not purport to be indicative of the results of operations, which would actually have been obtained if the transactions had occurred in such periods, or which may exist or be obtained in the future.
                                                     March 31,
                                                  1998         1997
     Net sales from continuing operations       $304,138      $252,492
     Income from continuing operations
       Before special items                     $ 12,378      $  9,570
     Special items (a)                           (22,721)         -
     Income (loss) from continuing operations    (10,343)        9,570
     Income from discontinued operations           2,348         2,726
     Net income (loss)                          $ (7,995)     $ 12,296

     Per share of Common and Class A stock:
       Basic -
         Income (loss) from continuing
           operations                           $   (.49)     $    .46
         Income from discontinued operations         .11           .13
         Net income                             $   (.38)     $    .59
       Diluted -
         Income (loss) from continuing
           operations                           $   (.49)     $    .45
         Income from discontinued operations         .11           .13
         Net income                             $   (.38)     $    .58

     (a) Special items include the after-tax charge of $26,875 ($1.27 per diluted share) for patent litigation (see note 9) and the after-tax gain of $4,154 ($.20 per diluted share) on Cylink's divestiture of its wireless division (see note 7).

NOTE 4.  ACQUISITIONS

In the first quarter of 1997, the Company acquired the assets and businesses of a domestic manufacturer and distributor of fire controls and a producer of trade shows and conferences. The total purchase price for these businesses was $33,421 cash, $2,453 in notes as well as future contingent payments up to $3,250 tied to future earnings of the acquired companies through 1999. These acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. The impact on consolidated results of operations was not significant.

NOTE 5.  INVENTORIES

The recorded value of inventories at March 31, 1998 and December 31, 1997 approximate current cost and consist of the following:

                                                Mar. 31,      Dec. 31,
                                                  1998          1997
     Raw materials                              $ 59,597      $ 59,405
     Work in process                              20,915        17,852
     Finished goods -
       Manufactured by the Company                94,375        89,771
       Manufactured by others                     90,079        75,628
                                                $264,966      $242,656

NOTE 6.  MARKETABLE SECURITIES

Information about the Company's marketable securities at March 31, 1998 and December 31, 1997 is as follows:

                                                Mar. 31,       Dec. 31,
                                                  1998          1997
  Current - Adjustable Rate Preferred Stocks -
     Aggregate cost                             $ 12,502      $ 16,558
     Net unrealized holding (loss) gain              (62)           25
     Aggregate fair value                       $ 12,440      $ 16,583

  Non-Current - USSB Common Stock -
     Aggregate cost                             $ 15,789      $ 15,789
     Unrealized holding gain                      18,952        14,226
     Aggregate fair value                       $ 34,741      $ 30,015


Realized gains and losses are based upon the specific identification method. Such gains and losses on the adjustable rate preferred stock, for the quarters ended March 31, 1998 and 1997 were not significant.


NOTE 7.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. In March 1998 Cylink sold its wireless division for $60.5 million. The Company increased the carrying value of its investment in Cylink by $6,646 and recorded an after-tax gain of $4,154, or $.20 per diluted share, to reflect its equity in the gain on this divestiture. At March 31, 1998, the Company's 8.6 million shares of Cylink stock had a quoted market value of $124,250.

The summarized results of operations of Cylink for the quarters ended March 31, 1998 and 1997 are as follows:

                                                Mar. 31,      Mar. 31,
                                                  1998          1997
     Revenue                                    $15,829        $9,352
     Gross profit                                12,218         6,542
     Income (loss) from continuing operations     1,082           (85)
     Net income                                  23,706         1,107

NOTE 8.  EARNINGS PER SHARE

Basic net income per common share amounts were calculated by dividing earnings by the combined weighted average number of Class A and Common shares outstanding. Diluted net income per share amounts were based on the same reported earnings but assume the issuance of Class A stock upon exercise of outstanding stock options and distributable as performance and bonus share awards. For the first quarter of 1998 there were 410,000 potential Class A shares related to these options and awards that were excluded from the calculation as they would have had an anti-dilutive effect.

NOTE 9.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that Plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998, the trial court entered an order limiting the scope of the retrial in light of the appellate court's ruling. On April 13, 1998, plaintiffs moved
for reconsideration of the trial court's April 1, 1998 order.   The
trial court must rule definitively on the scope before the retrial can take place, which is expected to begin in 1998. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.

In 1995 a lawsuit was brought against the Company by Interactive Technologies, Inc. ("ITI"), seeking lost profits and royalty damages of up to $66,800 on account of Company sales of products which the plaintiff alleges infringed on its patent. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful infringement. The Company moved for summary judgment of non-infringement and, in December 1997, the Court issued its order granting the Company partial summary judgment, stating its products did not literally infringe upon plaintiff's patent claims. In March 1998, the jury handed down a verdict against the Company, which was entered by the Court in April 1998, awarding damages of $35,954. The jury found that the Company did not willfully infringe. The company has recorded a provision of $43,000 in the first quarter of 1998 which considers the judgment, interest and legal costs. The company strongly believes it has meritorious defenses in its post-trial motions and, if necessary, on appeal, and is vigorously defending itself.

The Company in the normal course of business is subject to a number of lawsuits and claims both actual and potential in nature. While management believes that resolution of other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company attained $356.6 million of sales in the first quarter of 1998, an 18 percent increase over the first quarter of 1997. Operating income increased 24 percent and net earnings increased 20 percent excluding two special items, an after-tax charge of $26.9 million related to a patent lawsuit with ITI Technologies and a one-time after-tax gain of $4.2 million from a divestiture by Cylink Corporation, a 29 percent owned affiliate of the Company. The provision for litigation considers the Court's judgment entered on the jury's verdict awarding damages, interest and legal costs. The revenue increase principally reflects higher sales levels in the Company's alarm group segment. For the quarter, domestic sales grew 18 percent while international sales increased 22 percent. International business relates primarily to the alarm group segment and represents 15 percent and 14 percent of total consolidated sales for the first quarter of 1998 and 1997, respectively. Gross profit increased in the quarter as a result of higher sales volume and an improvement in the gross margin to 36.6% from 36.1% in 1997 as a result of a change in sale mix toward manufactured products. Selling, general and administrative expenses increased 19 percent in the first quarter of 1998 as a result of increased costs associated with the higher sales volume.

Alarm Group sales increased 20 percent during the quarter to $304.1 million while operating income - excluding the provision for patent litigation - increased 29 percent to $23.2 million. Double-digit sales increases were recorded by all of the major alarm operations. Ademco's growth reflected the full impact of major account business which increased sharply in 1997 but was relatively small during the first quarter of last year. Improvements in operational efficiency helped Ademco and ADI offset to some degree the narrower margins from this major account business. Both System Sensor and Notifier/Fire-Lite, the two major operations within the Pittway Systems Technology Group, posted significant increases in sales and profits compared to last year's first quarter despite weakened international business impacted by currency and other economic problems in Asia and selected other third world markets.

Publishing revenues increased 8 percent to $52.5 million. Operating income decreased 4 percent to $4.7 million, reflecting period costs incurred by the newly acquired trade show businesses without any significant contribution of revenue. These companies will have a favorable impact on Penton's results, primarily in the fourth quarter when the majority of the larger shows are held. The Company expects the previously announced spin-off of the publishing business to be completed either late in the second or early in the third quarter, subject to signing a definitive combination agreement with a merger partner and receiving a favorable tax ruling from the Internal Revenue Service, among other conditions.
                                   11

Depreciation and amortization expense increased 24 percent in 1997 mainly as a result of capital additions in the alarm segment, and to a lesser extent, intangible assets acquired in the 1997 acquisitions.

Other income (expense) in 1998 included a pretax gain of $6.4 million resulting from Pittway's equity in a gain recorded by Cylink Corporation (a 29% owned affiliate) on the divestiture of its wireless division. In the first quarter of 1998, interest expense increased over the 1997 first quarter, reflecting higher borrowing levels while earnings recorded on the Company's investments were slightly higher.

Effective tax rates were 37.7% and 37.8% in the first quarter of 1998 and 1997, respectively.

FINANCIAL CONDITION

The Company's financial condition remained strong during the first quarter of 1998. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the first quarter of 1998, income before depreciation, amortization the net gain on the Cylink divestiture, and the net provision for patent litigation provided $25.2 million of net cash which was primarily used, in addition to $2.2 million of cash, to finance the net increase in working capital items. Additional cash of $13.3 million along with $4.1 million of net proceeds from the sale of marketable securities and $0.4 million of net proceeds from long-term debt and $.1 million of proceeds from the exercise of stock options were used to fund $11.2 million in capital expenditures, a net increase of $3.0 million in notes receivable from customers, the net repayment of $2.0 million in notes payable and $1.7 million of dividends paid to stockholders.

The Company continually investigates investment opportunities for growth in related areas and is presently committed to invest up to $23.3 million in certain affordable housing ventures through 2005.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties, which may be sold or turned over to lenders. Such events have no effect on net income although they do have a negative impact on the Company's cash position because tax payments become due when the properties are sold or returned to the lenders. The Company has approximately $4.3 million accrued at March 31, 1998 to fully cover the remaining tax payments that would be due if all the properties were sold or returned to the lenders.

The Company presently intends to hold its existing investments in preferred stocks, USSB and Cylink although occasional sales of preferred and USSB stocks may be made selectively as conditions warrant.

ACCOUNTING CHANGES

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires the Company to report financial and descriptive information about its reportable segments, determined using the management approach (i.e., internal management reporting). The statement is effective for fiscal years beginning after December 15, 1997. The Company will disclose information of its segments as determined under methods prescribed by SFAS No. 131 in its 1998 annual report.



                                ****

This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 1997. These include risks and uncertainties relating to the potential spin-off of the Company's publishing business, pending litigation, government regulation, competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.



                    PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

Property Damage Claim

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

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal.
The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998, the trial court entered an order limiting the scope of a retrial in light of the appellate court's ruling. On April 13, 1998, plaintiffs moved for reconsideration of the trial court's April 1, 1998 order. The trial court has not yet ruled on plaintiffs' motion for consideration.

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

Patent Infringement Claim

On August 16, 1995, Interactive Technologies, Inc. commenced a lawsuit in U.S. District Court against the Company alleging patent infringement. The plaintiff claimed the Company infringed on their patent by making, using and selling certain security system products in the United States, and that the infringement was willful. Plaintiff initially sought unspecified damages, and an injunction. The Company denied infringement, maintaining the plaintiff's patent was invalid, as well as unenforceable because the plaintiff committed inequitable conduct before the Patent Office when applying for the patent. During discovery, the plaintiff informed the Company it was seeking damages measured by its lost profits or not less than a reasonable royalty on sales of the Company. Fact discovery in the action closed on January 17, 1997. The Court conducted a Markman hearing in October 1997 to construe the patent claims asserted by plaintiff and issued its Order interpreting the claims on October 14, 1997. The Company moved for summary judgment of non-infringement. On December 2, 1997 the Court issued its Order granting partial summary judgment that the Company's products did not literally infringe the patent claims, and denying summary judgment of no infringement. Jury trial started on January 7, 1998. During the trial, the plaintiff indicated it was seeking lost profits and royalty damages of up to $66.8 million. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful infringement. On March 9, 1998 the jury handed down a verdict against the Company awarding damages of $36.0 million. The jury found that the Company did not willfully infringe. The Court entered judgment on the jury's verdict on April 9, 1998. Consequently, the company recorded a provision of $43.0 million in the first quarter of 1998, which considers the judgment, interest and legal costs. The Company filed post-trial motions on April 20, 1998 for judgment as a matter of law in favor of the Company and alternatively, for a new trial. If the motions are unsuccessful the Company will appeal. The Company believes it has meritorious defense in its post-trial motions and appeal. The ultimate outcome of this matter is uncertain but will result in significant damages should the Company lose the appeal.

Other

The Company in the normal course of business is subject to a number of lawsuits and claims both actual and potential in nature. While management believes that resolution of other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

              Number   Description

                27     Financial Data Schedule
                       (submitted only in electronic format)

       (b) On March 10, 1998, the Registrant filed a report on Form 8-K which contained a press release announcing that a jury handed down a verdict the previous day in a patent suit against the Registrant awarding damages of approximately
            $36 million. The Registrant stated that it intends to appeal the verdict.






                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PITTWAY CORPORATION
                                   (Registrant)



                            By     /s/ Paul R. Gauvreau
                                   Paul R. Gauvreau
                                   Financial Vice President, Treasurer
                                     and Chief Financial Officer
                                   (Duly Authorized Officer and
                                     Principal Financial Officer)


Date: April 28, 1998