Form 10-Q
period 1998-06-30
PITTWAY CORP /DE/
filed 1998-08-04
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004


                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

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

                        Yes   X          No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 30, 1998).

                        Common Stock      3,938,832
                        Class A Stock    17,301,243

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED JUNE 30, 1998

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three and Six Months Ended
              June 30, 1998 and 1997                                   3

            Consolidated Balance Sheet -
              June 30, 1998 and December 31, 1997                    4 - 5

            Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 1998 and 1997                  6

            Notes to Consolidated Financial Statements               7 - 11

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         11 - 14


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                       14 - 16

   ITEM 4.  Submission of Matters to a Vote of Security Holders     17 - 18

   ITEM 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                     18

   ITEM 6.  Exhibits and Reports on Form 8-K                        18 - 19


SIGNATURES                                                            19


                                     2

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                       FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1998 AND 1997
             (Unaudited; Dollars in Thousands, Except Per Share Data)

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            1998      1997 *    1998      1997 *
CONTINUING OPERATIONS -
 NET SALES..............................  $325,538  $285,158  $629,677  $537,650
 OPERATING EXPENSES:
  Cost of sales.........................   208,432   181,912   400,764   343,791
  Selling, general and
   administrative.......................    85,284    76,489   167,323   144,268
  Provision for patent litigation.......                        43,000
  Depreciation and amortization.........     8,453     6,848    16,876    13,594
                                           302,169   265,249   627,963   501,653
 OPERATING INCOME.......................    23,369    19,909     1,714    35,997
 OTHER INCOME (EXPENSE):
  Equity in affiliate's gain on
   divestiture..........................                         6,646
  Income from marketable securities,
   investments and other interest.......       690     1,039     1,469     1,673
  Interest expense......................    (3,072)   (3,012)   (6,573)   (5,420)
  Income from investments...............     5,595       549     6,457     1,431
  Miscellaneous, net....................      (501)     (211)     (473)     (291)
                                             2,712    (1,635)    7,526    (2,607)
 INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...................    26,081    18,274     9,240    33,390
 PROVISION FOR INCOME TAXES.............     9,809     6,559     3,311    12,105
 INCOME FROM CONTINUING OPERATIONS......    16,272    11,715     5,929    21,285

DISCONTINUED OPERATIONS -
 Earnings from discontinued
  operations net of income taxes of
  $2,619, $3,463, $4,285 and $5,397.....     3,673     4,883     6,021     7,609
 Provision for divestiture expenses,
  net of income taxes of $383...........      (617)               (617)
                                             3,056     4,883     5,404     7,609
NET INCOME..............................  $ 19,328  $ 16,598  $ 11,333  $ 28,894

PER SHARE OF COMMON AND
 CLASS A STOCK (NOTE 3):
  Basic:
   Income from continuing operations....  $    .77  $    .56  $    .28  $   1.02
   Income from discontinued operations..       .15       .23       .26       .36
   Net income...........................  $    .92  $    .79  $    .54  $   1.38
  Diluted:
   Income from continuing operations....  $    .76  $    .55  $    .28  $   1.00
   Income from discontinued operations..       .14       .23       .25       .36
   Net income...........................  $    .90  $    .78  $    .53  $   1.36

CASH DIVIDENDS DECLARED PER SHARE:
  Common................................  $   .067  $   .067  $   .133  $   .133
  Class A...............................  $   .083  $   .083  $   .167  $   .167

AVERAGE SHARES OUTSTANDING (000's)......    21,115    20,981    21,069    20,970
AVERAGE SHARES AND DILUTIVE
 EQUIVALENTS OUTSTANDING (000's)........    21,538    21,232    21,485    21,221

* Restated for discontinued operations.

                         See accompanying notes.

                                     3

                   PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    JUNE 30, 1998 AND DECEMBER 31, 1997
                     (Unaudited; Dollars in Thousands)


                                              June 30,     December 31,
                                                1998           1997  *

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................    $   39,425      $ 40,257
  Marketable securities..................         9,915        16,583
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $10,423 and $9,691...................       231,220       199,222
  Inventories............................       262,163       240,228
  Future income tax benefits.............        16,638        16,246
  Prepayments, deposits and other........         9,698         8,823
                                                569,059       521,359

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        38,780        38,250
  Machinery and equipment................       214,383       194,479
                                                253,163       232,729
  Less: Accumulated depreciation.........      (124,207)     (109,118)
                                                128,956       123,611
  Land...................................         2,304         2,307
                                                131,260       125,918

INVESTMENTS:
  Marketable securities..................        44,195        30,015
  Investment in affiliate................        28,343        20,441
  Real estate and other ventures.........        40,911        43,388
  Leveraged leases.......................        17,948        18,559
                                                131,397       112,403

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $8,326 and $7,293....        64,685        54,964
  Other intangibles, less accumulated
    amortization of $5,620 and $5,489....         3,219         3,207
  Notes receivable.......................        13,680         7,534
  Investment in discontinued operations..        60,699        58,397
  Miscellaneous..........................        26,791        26,912
                                                169,074       151,014
                                             $1,000,790      $910,694


* Restated for discontinued operations.

                         See accompanying notes.

                                     4

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                      (Unaudited; Dollars in Thousands)


                                                June 30,    December 31,
                                                 1998           1997 *

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................   $   68,468      $ 32,336
  Long-term debt due within one year......        5,355         5,730
  Dividends payable.......................           31         1,719
  Accounts payable........................      148,056       151,410
  Accrued expenses........................       45,540        43,166
  Income taxes payable....................        5,530         7,175
  Retirement and deferred
    compensation plans....................       10,549        10,562
                                                283,529       252,098

LONG-TERM DEBT, less current maturities...       99,325        95,215


DEFERRED LIABILITIES:
  Income taxes............................       50,905        62,611
  Litigation..............................       43,000
  Other...................................        8,973        13,636
                                                102,878        76,247

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        3,939         3,939
    Class A stock.........................       17,279        17,052
  Capital in excess of par value..........       36,323        24,523
  Retained earnings.......................      448,489       440,536
  Cumulative marketable securities
    valuation adjustment..................       17,533         8,823
  Cumulative foreign currency translation
    adjustment............................       (8,505)       (7,739)
                                                515,058       487,134
                                             $1,000,790      $910,694






* Restated for discontinued operations.

                         See accompanying notes.

                                     5

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30 1998 AND 1997
                         (Unaudited; Dollars in Thousands)

                                                        1998        1997 *
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Income from continuing operations................   $  5,312    $ 21,285
  Adjustments to reconcile income from continuing
   operations to net cash provided by continuing
   operating activities:
    Depreciation and amortization..................     16,876      13,594
    Equity in affiliate's gain on divestiture......     (4,154)
    Deferred income taxes..........................     (3,749)        (40)
    Retirement and deferred compensation plans.....     (3,274)      2,389
    Income/loss from investments adjusted
     for cash distributions received...............     (1,118)     (1,090)
    Provision for losses on accounts receivable....      1,866       1,849
    Provision for patent litigation................     26,875
    Change in assets and liabilities, excluding
     effects from acquisitions, dispositions
     and foreign currency adjustments:
      Increase in accounts and notes receivable....    (24,219)    (20,182)
      Increase in inventories......................    (17,861)    (26,140)
      Increase in prepayments and deposits.........       (515)     (3,319)
      Decrease in accounts payable and accrued
        expenses...................................     (5,419)     (5,300)
      (Decrease) increase in income taxes payable..        (31)        324
    Other changes, net.............................       (355)        306
  Net cash used by continuing operating activities.     (9,766)    (16,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................    (20,116)    (27,230)
  Proceeds from the sale of marketable securities..     11,661      21,453
  Purchases of marketable securities...............     (4,988)    (13,298)
  Disposition of property and equipment............        220         229
  Additions to investments.........................         (8)         (5)
  Increase in notes receivable.....................     (8,291)     (2,460)
  Net assets of businesses acquired, net of cash...    (11,616)    (20,636)
  Net cash used by investing activities............    (33,138)    (41,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in notes payable....................     35,521      33,627
  Proceeds of long-term debt.......................      6,447       8,042
  Repayments of long-term debt.....................     (2,799)     (6,062)
  Stock options exercised..........................      4,379         906
  Dividends paid...................................     (5,067)     (3,372)
  Net cash provided by financing activities........     38,481      33,141

EFFECT OF EXCHANGE RATE CHANGES ON CASH............       (108)       (217)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS.......      3,699       8,495

NET DECREASE IN CASH AND EQUIVALENTS...............       (832)    (16,852)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........     40,257      32,477
CASH AND EQUIVALENTS AT END OF PERIOD..............   $ 39,425    $ 15,625

* Restated for discontinued operations.

                          See accompanying notes.
                                     6

                    PITTWAY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited; Dollars in Thousands)

NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Pittway Corporation and its majority-owned subsidiaries (the "Company" or "Registrant"). Periods prior to 1998 have been restated to reflect the discontinuation of certain businesses, as discussed in
Note 2. Except where otherwise indicated, the following notes relate to continuing operations consisting principally of alarm systems businesses.

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

NOTE 2 - DISCONTINUED OPERATIONS

In December 1997 the Company announced its intention to distribute its investment in Penton Media, Inc. ("Penton"), a wholly-owned subsidiary of the Company, to stockholders in a tax-free spin-off. The Company expects to complete the spin-off in August 1998 to stockholders of record on July 31, 1998. The spin-off distribution will consist of one share of Penton Media, Inc. common stock for each share of Pittway outstanding, without distinction between Pittway's Common and Class A shares. A provision was recorded for divestiture expenses totaling $617 net of taxes ($.03 per diluted share).

At June 30, 1998 and December 31, 1997 the investment in the net assets of the discontinued operations consisted of:

                                           June 30,          Dec. 31,
                                             1998              1997
     Current assets                        $ 42,278         $ 39,126
     Current liabilities                    (65,207)         (64,346)
     Net current assets                     (22,929)         (25,220)
     Net property, plant and equipment       27,180           27,242
     Other non-current assets                76,970           76,923
     Non-current liabilities                (20,522)         (20,548)
                                           $ 60,699         $ 58,397

                                 7
Net sales of the discontinued operations for the three month periods ended June 30, 1998 and 1997 were $59,186 and $54,055, and for the six month periods then ended were $111,671 and $102,721, respectively.

NOTE 3. EARNINGS PER SHARE AND STOCK SPLIT

Basic net income per common share amounts were calculated by dividing earnings by the combined weighted average number of Class A and Common shares outstanding. Diluted net income per share amounts were based on the same reported earnings but assume the issuance of Class A stock upon exercise of outstanding stock options and distributable as performance and bonus share awards.

At the May 1998 annual stockholders' meeting, stockholders approved an increase in the number of authorized shares to 100,000,000 for Class A stock and 120,000,000 for Common stock. On July 22, 1998 the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on the Company's Common and Class A Common stock, payable September 11, 1998 to stockholders of record September 1, 1998. Had the additional shares resulting from the proposed stock split been outstanding throughout the three and six month periods ending June 30, 1998 and 1997, per share earnings would have been as follows:

                                    Three Months       Six Months
                                    1998     1997     1998     1997
   PRO FORMA EARNINGS PER SHARE
     OF COMMON AND CLASS A STOCK:
     Basic:
       Income from continuing
         operations                $   .39  $   .28  $   .14  $   .51
       Income from discontinued
         operations                    .07      .12      .13      .18
       Net income                  $   .46  $   .40  $   .27  $   .69
     Diluted:
       Income from continuing
         operations                $   .38  $   .28  $   .14  $   .50
       Income from discontinued
         operations                    .07      .11      .12      .18
       Net income                  $   .45  $   .39  $   .26  $   .68

Financial information contained elsewhere in this report has not been adjusted to reflect the impact of the stock split.

NOTE 4.  CHANGE IN ACCOUNTING POLICY

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 130 "Reporting Comprehensive Income." The statement requires the addition of comprehensive income and its components in the Company's annual financial statements. Other comprehensive income (loss) includes cumulative foreign currency translation adjustments and unrealized


                                8
investment gains and losses, which are not included in income under current accounting principles. Total comprehensive income (loss) for the three and six month periods ended June 30 was:

                                    Three Months       Six Months
                                    1998     1997     1998     1997
     Net income                   $19,328  $16,598  $11,333  $28,894
     Other comprehensive income     6,050   (6,241)   7,944   (8,541)
     Total comprehensive income   $25,378  $10,357  $19,277  $20,353

NOTE 5.  ACQUISITIONS

In the first six months of 1998, the Company acquired the assets and business of a domestic distributor of alarms and other security equipment and three foreign alarm businesses for stock and cash totaling $15,716. During the same period in 1997, the Company acquired the assets and businesses of a domestic manufacturer and distributor of fire controls and a foreign distributor of alarms and other security equipment for $20,636 cash and $1,000 in deferred payments through 2003. All of these acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. The impact on consolidated results of operations was not significant.

NOTE 6.  INVENTORIES

The recorded value of inventories at June 30, 1998 and December 31, 1997 approximate current cost and consist of the following:

                                                  1998        1997
     Raw materials                              $ 61,677    $ 58,323
     Work in process                              16,744      16,501
     Finished goods -
       Manufactured by the Company                93,767      89,776
       Manufactured by others                     89,975      75,628
                                                $262,163    $240,228

NOTE 7.  MARKETABLE SECURITIES

Information about the Company's marketable securities at June 30, 1998 and December 31, 1997 is as follows:

                                                  1998        1997
  Current - Adjustable Rate Preferred Stocks -
     Aggregate cost                             $ 10,001    $ 16,558
     Net unrealized holding (loss) gain              (86)         25
     Aggregate fair value                       $  9,915    $ 16,583

  Non-Current - USSB Common Stock -
     Aggregate cost                             $ 15,789    $ 15,789
     Unrealized holding gain                      28,406      14,226
     Aggregate fair value                       $ 44,195    $ 30,015

                               9
Realized gains and losses are based upon the specific identification method. Such gains and losses on the adjustable rate preferred stock, for the six months ended June 30, 1998 and 1997 were not significant.

NOTE 8.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. In March 1998 Cylink sold its wireless division for $60.5 million. The Company increased the carrying value of its investment in Cylink by $6,646 and recorded an after-tax gain of $4,154, or $.20 per diluted share, to reflect its equity in the gain on this divestiture. At June 30, 1998, the Company's 8.6 million shares of Cylink stock had a quoted market value of $103,273.

The summarized results of operations of Cylink for the three and six month periods ended June 30 were:

                                    Three Months       Six Months
                                    1998     1997     1998     1997
     Revenue                      $18,035  $11,584  $33,864  $20,936
     Gross profit                  13,563    8,199   25,781   14,741
     Income from continuing
       operations                   1,732      260    2,814      175
     Net income                     1,732    1,223   25,438    2,330

NOTE 9.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that Plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998, the trial court entered an order limiting the scope of the retrial in light of the appellate court's ruling. On April 13, 1998, plaintiffs moved for reconsideration of the trial court's April 1, 1998 order which motion was denied on July 30, 1998. Retrial is expected to begin in late 1998 or early 1999. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.

                                 10
In 1995 a lawsuit was brought against the Company by Interactive Technologies, Inc. ("ITI"), seeking lost profits and royalty damages of up to $66,800 on account of Company sales of products which the plaintiff alleges infringed on its patent. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful infringement. The Company moved for summary judgment of non-infringement and, in December 1997, the Court issued its order granting the Company partial summary judgment, stating its products did not literally infringe upon plaintiff's patent claims. In March 1998, the jury handed down a verdict against the Company, which was entered by the Court in April 1998, awarding damages of $35,954. The jury found that the Company did not willfully infringe. The company has recorded a provision of $43,000 in the first quarter of 1998 which considers the judgment and interest. The company has appealed the verdict.

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


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

Continuing operations primarily represent the Company's alarm manufacturing and distribution operations. For the second quarter and first six months of 1998, sales increased 14% to $325.5 million and 17% to $629.7 million over the respective periods in 1997. Domestic and international sales grew 14% and 15%, respectively, for the quarter and 17% and 18%, respectively, for the first six months over the same periods last year. International business represents 17% of total revenues from continuing operations in 1998 and 1997. Gross profit increased at about the same rate as sales. Selling, general and administrative expenses increased
11% in the second quarter and 16% in the first half of 1998 primarily as a result of increased costs associated with the higher sales volume.
Operating income increased 17% for the quarter to $23.4 million and 24% year to date to $44.7 million, excluding a charge of $43.0 million related to a patent lawsuit.

Sales and operating income gains were achieved in spite of ongoing economic problems in international markets and strong currencies in the U.S. and the U.K. which have hurt exports from these countries throughout the year. Domestically, the company's manufacturing operations increased revenues by winning additional national account business, through new product introductions and expanded market share. Improved operating efficiencies also had a positive impact on operating income. The company's domestic distribution operations achieved double

                                11
digit revenue growth despite margin pressure related to ongoing consolidation in the alarm installation market. Part of the increase also resulted from an acquisition in April 1998. International revenues were enhanced through three acquisitions in the second quarter of 1998 and two acquisitions late in 1997.

Depreciation and amortization expense increased 23% in the second quarter and 24% for the first six months, mainly as a result of capital additions in the manufacturing operations.

Other income (expense) was very favorable in 1998 compared to 1997 due to increased cash distributions from real estate ventures, a gain on the sale of an investment in the second quarter of 1998 and a $6.4 million gain recorded in the first quarter on the Company's share in a gain recorded by Cylink Corporation (a 29% owned affiliate) on the divestiture of its wireless division. Slightly offsetting the increased gains in 1998 were increased interest expense on higher borrowing levels, primarily for the first quarter of 1998 over 1997.

Effective tax rates were 37.6% and 35.8% for the second quarter and first six months of 1998 and 35.9% and 36.3% for the second quarter and first six months of 1997.

DISCONTINUED OPERATIONS

Publishing sales for the quarter and year-to-date grew to $59.2 million and $111.7 million each representing a 9% increase over the same periods in 1997. The increase is attributable to increased advertising revenues, which include the results of a directory published every other year and two newly launched publications, the inclusion of trade shows acquired in December 1997, and increased revenues from external printing customers. Operating income decreased 19% to $6.9 million for the second quarter and 14% to $11.6 million for the first six months of 1998. The decreased earnings reflect period costs related to trade shows acquired in December 1997, interest and amortization expenses related to these acquired trade shows and higher charges related to Pittway stock appreciation rights held by Penton employees. The spin-off of the publishing segment is expected to be completed in August 1998.

FINANCIAL CONDITION

The Company's financial condition remained strong during the first six months of 1998. As of June 30, 1998 cash and equivalents totaled $39.4 million, down slightly from December 31, 1997 balances of $40.3 million. Net working capital was $285.5 at June 30, 1998 up from $269.3 million at December 31, 1997. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.



                                 12
In the first six months of 1998, continuing operations used a net cash amount of $9.8 million, generated from net income from continuing operations excluding depreciation, amortization, the net gain from the Cylink divestiture, the provision for patent litigation and other non-cash items. The cash was used to fund a $17.9 million increase in inventory, a $24.2 million increase in receivables and a $5.4 million reduction in accounts payable and accrued liabilities. Short-term borrowings of $35.5 million, net proceeds from the issuance of long term debt of $3.6 million, $6.7 million of net proceeds from the sale of marketable securities and $4.4 million received on the exercise of stock options, along with $4.4 million of cash and $.3 million from other sources were used to finance the $9.8 million of net cash used in operations, four acquisitions completed in the period totaling $11.6 million (in addition to $5.1 million of Pittway Class A Stock), $20.1 million of capital expenditures, an $8.3 million increase in notes receivable, and $5.1 million of dividends.

Discontinued operations provided $3.7 million of funds in the period.

The Company continually investigates investment opportunities for growth in related areas and is presently committed to invest up to $29.5 million in certain affordable housing ventures through 2005.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties carried at a zero basis which are being offered for sale. Cash distributions received from these ventures are recorded as other income. The company has approximately $3.8 million accrued at June 30, 1998 to cover the deferred income tax liability that would be due if all the properties were sold.

The Company presently intends to hold its existing investments in preferred stocks, USSB and Cylink although occasional sales of preferred and USSB stocks may be made selectively as conditions warrant.

ACCOUNTING CHANGES

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement requires the Company to report financial and descriptive information about its reportable segments, determined using the management approach (i.e., internal management reporting). The statement is effective for fiscal years beginning after December 15, 1997. The Company will disclose segment information as determined under methods prescribed by SFAS No. 131 in its 1998 annual report.








                                 13
                                ****

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

The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter.
As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a

                                14
recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit.

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal.
The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998, the trial court entered an order limiting the scope of a retrial in light of the appellate court's ruling. On April 13, 1998, plaintiffs moved for reconsideration of the trial court's April 1, 1998 order which motion was denied on July 30, 1998. Retrial is expected to begin in late 1998 or early 1999.

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

Patent Infringement Claim

On August 16, 1995, Interactive Technologies, Inc. commenced a lawsuit in U.S. District Court against the Company alleging patent infringement. The plaintiff claimed the Company infringed on their patent by making, using and selling certain security system products in the United States, and that the infringement was willful. Plaintiff initially sought unspecified damages, and an injunction. The Company denied infringement, maintaining the plaintiff's patent was invalid, as well as unenforceable because the plaintiff committed inequitable
                                 15
conduct before the Patent Office when applying for the patent. During discovery, the plaintiff informed the Company it was seeking damages measured by its lost profits or not less than a reasonable royalty on sales of the Company. Fact discovery in the action closed on January 17, 1997. The Court conducted a Markman hearing in October 1997 to construe the patent claims asserted by plaintiff and issued its Order interpreting the claims on October 14, 1997. The Company moved for summary judgment of non-infringement. On December 2, 1997 the Court issued its Order granting partial summary judgment that the Company's products did not literally infringe the patent claims, and denying summary judgment of no infringement. Jury trial started on January 7, 1998. During the trial, the plaintiff indicated it was seeking lost profits and royalty damages of up to $66.8 million. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful infringement. On March 9, 1998 the jury handed down a verdict against the Company awarding damages of $36.0 million. The jury found that the Company did not willfully infringe. The Court entered judgment on the jury's verdict on April 9, 1998. Consequently, the company recorded a provision of $43.0 million in the first quarter of 1998, which considers the judgment and interest. The Company filed post-trial motions on April 20, 1998 for judgment as a matter of law in favor of the Company which were denied. The Company has appealed the verdict. The ultimate outcome of this matter is uncertain but will result in significant damages should the Company lose the appeal.

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



















                                16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 7, 1998 and the following actions were taken:

(a) Management's slate of nominees for directors was unopposed and elected in its entirety. The results of the voting were as follows:

         Director           For       Withheld    Broker Non-Votes
     Common Stock-
       S. Barrows *      2,749,730      4,282           900
       F. Conforti       2,750,280      4,632             0
       L. Guthart        2,750,687      4,225             0
       I. Harris         2,746,369      7,643           900
       K. Harris         2,750,615      4,297             0
       N. Harris         2,746,369      7,643           900
       W. Harris         2,750,515      4,297           100
       J. Kahn. Jr.      2,750,630      4,182           100
       J. McCarter       2,747,803      7,009           100

     Class A Stock-
       E. Barnett       13,162,715    226,643             0
       E. Coolidge III  13,166,600    222,758             0
       A. Downs         13,163,296    226,062             0

     * Mr. Barrows died on July 12, 1998 leaving a vacancy on the Board.

(b) The resolution to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares was approved. The results of the voting were as follows:

          For       Against    Abstentions    Broker Non-Votes
       2,676,135    488,572       8,336               100

(c) The resolution to amend the Company's 1990 Stock Awards Plan was approved. The results of the voting were as follows:

          For       Against    Abstentions    Broker Non-Votes
       3,091,194    499,220      16,922           330,362

(d) The 1998 Director Stock Option Plan was approved. The results of the voting were as follows:

          For       Against    Abstentions    Broker Non-Votes
       3,164,827    428,373      14,136           330,362







                                17
(e) The potential financial performance criteria established by the Compensation Committee for certain annual bonuses for three of the Company's executive officers was approved. The results of the voting were as follows:

          For       Against    Abstentions    Broker Non-Votes
       3,903,007     65,115      13,509            11,312


ITEM 5.  OTHER INFORMATION

Pursuant to an amendment to Securities Exchange Act Rule 14a-4(c)(1) which became effective June 29, 1998, the persons acting under proxies solicited by the Company's Board of Directors in connection with the Company's 1999 annual meeting of stockholders will have discretionary authority to vote the shares represented thereby on any matter properly presented by a stockholder at such meeting that is not specifically set forth in the notice of such meeting if the Company does not have notice of such matter on or before February 15, 1999 (unless the date of the 1999 annual meeting is changed by more than 30 days from May 7, 1999 in which event such persons will have such discretionary authority if the Company does not have notice of such matter a reasonable time before the Company mails its proxy materials for such meeting).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Number  Description

       2 Combination Agreement, dated May 21, 1998, by and among Penton Media, Inc., DM Acquisition Corp., Pittway Corporation, Donohue Meehan Publishing Company, William C. Donohue, and John J. Meehan (incorporated by reference to Exhibit 2.1 of the Penton Media, Inc. S-1 Registration Statement Number 333-56877 filed with the commission on June 15, 1998).

       3.1   Restated Certificate of Incorporation of
             Registrant

       3.2 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant dated June 23, 1987

       3.3   Certificate of Amendment of Restated Certificate of
             Incorporation of Registrant dated December 28, 1989

       3.4   Certificate of Amendment to Restated Certificate of
             Incorporation of Registrant dated May 9, 1996


                               18
     Exhibits. (continued)

     Number  Description

       3.5   Certificate of Amendment to Restated Certificate of
             Incorporation of Registrant dated May 7, 1998

       27.1  Financial Data Schedule for the quarter ended
             June 30, 1998 (submitted only in electronic format).

       27.2 Restated Financial Data Schedule for the quarter ended March 31, 1998 (submitted only in electronic format).

       27.3 Restated Financial Data Schedule for the year ended December 31, 1996 and 1997 and the first three quarters of 1997 (submitted only in electronic format).

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


Date: August 4, 1998



                                19