Form 10-Q
period 1998-09-30
PITTWAY CORP /DE/
filed 1998-11-10
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004


                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

                        Yes   X          No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 1, 1998).

                        Common Stock      7,877,664
                        Class A Stock    34,740,771

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                      QUARTER ENDED SEPTEMBER 30, 1998

                                    INDEX




PART I.     FINANCIAL INFORMATION                                 Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three and Nine Months Ended
              September 30, 1998 and 1997                         3

            Consolidated Balance Sheet -
              September 30, 1998 and December 31, 1997          4 - 5

            Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 1998 and 1997       6

            Notes to Consolidated Financial Statements          7 - 11

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations    11 - 14


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  14 - 16

   ITEM 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                 17

   ITEM 6.  Exhibits and Reports on Form 8-K                      17


SIGNATURES                                                        18

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                       FOR THE THREE MONTHS AND NINE MONTHS
                        ENDED SEPTEMBER 30, 1998 AND 1997
             (Unaudited; Dollars in Thousands, Except Per Share Data)

                                        Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1998      1997 *    1998      1997 *
CONTINUING OPERATIONS -
 NET SALES.............................. $344,488  $306,536  $974,165  $844,186
 OPERATING EXPENSES:
  Cost of sales.........................  217,990   195,955   618,754   539,746
  Selling, general and administrative...   86,881    81,059   254,204   225,327
  Provision for patent litigation.......                       43,000
  Depreciation and amortization.........    9,316     7,476    26,192    21,070
                                          314,187   284,490   942,150   786,143
 OPERATING INCOME.......................   30,301    22,046    32,015    58,043
 OTHER INCOME (EXPENSE):
  Equity in Cylink gain on divestiture..                        6,646
  Equity in gain on Cylink capital
   transaction..........................              6,396               6,396
  Equity in Cylink charge-off...........            (18,943)            (18,943)
  Income from marketable securities
   and other interest...................      607       740     2,076     2,413
  Interest expense......................   (3,259)   (2,915)   (9,832)   (8,335)
  Income (loss) from investments........     (653)      478     5,804     1,909
  Miscellaneous, net....................     (549)     (603)   (1,022)     (894)
                                           (3,854)  (14,847)    3,672   (17,454)
 INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...................   26,447     7,199    35,687    40,589
 PROVISION FOR INCOME TAXES.............    9,413     2,089    12,724    14,194
 INCOME FROM CONTINUING OPERATIONS......   17,034     5,110    22,963    26,395

DISCONTINUED OPERATIONS -
 Earnings from discontinued
  operations net of income taxes of
  $(266), $2,289, $4,018 and $7,686.....     (373)    3,225     5,648    10,834
 Provision for divestiture expenses,
  net of income taxes of $(383).........                         (617)
                                             (373)    3,225     5,031    10,834
NET INCOME.............................. $ 16,661  $  8,335  $ 27,994  $ 37,229

PER SHARE OF COMMON AND
 CLASS A STOCK (NOTE 3):
  Basic:
   Income from continuing operations.... $    .40  $    .12  $    .54  $    .63
   Income from discontinued operations..     (.01)      .08       .12       .26
   Net income........................... $    .39  $    .20  $    .66  $    .89
  Diluted:
   Income from continuing operations.... $    .39  $    .12  $    .54  $    .62
   Income from discontinued operations..     (.01)      .08       .11       .26
   Net income........................... $    .38  $    .20  $    .65  $    .88

CASH DIVIDENDS DECLARED PER SHARE:
  Common................................ $  .0217  $  .0333  $  .0884  $  .1000
  Class A............................... $  .0300  $  .0416  $  .1133  $  .1250

AVERAGE SHARES OUTSTANDING (000's)......   42,503    41,972    42,263    41,950
AVERAGE SHARES AND DILUTIVE
 EQUIVALENTS OUTSTANDING (000's)........   43,445    42,534    43,132    42,470


* Restated for discontinued operations.

                         See accompanying notes.

                   PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                     (Unaudited; Dollars in Thousands)

                                            September 30,  December 31,
                                                1998           1997  *
ASSETS

CURRENT ASSETS:
  Cash and equivalents...................      $ 18,929      $ 29,257
  Marketable securities..................        33,125        27,583
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $11,028 and $9,691...................       247,093       199,222
  Inventories............................       258,853       240,228
  Future income tax benefits.............        18,462        16,246
  Prepayments, deposits and other........         8,913         8,823
                                                585,375       521,359

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        39,625        38,250
  Machinery and equipment................       221,900       194,479
                                                261,525       232,729
  Less: Accumulated depreciation.........      (133,242)     (109,118)
                                                128,283       123,611
  Land...................................         2,484         2,307
                                                130,767       125,918

INVESTMENTS:
  Marketable securities (U.S.S.B.).......        26,706        30,015
  Investment in affiliate (Cylink).......        27,476        20,441
  Real estate and other ventures.........        40,886        43,388
  Leveraged leases.......................        17,518        18,559
                                                112,586       112,403

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $9,048 and $7,293....        65,564        54,964
  Other intangibles, less accumulated
    amortization of $5,733 and $5,489....         3,248         3,207
  Notes receivable.......................        19,136         7,534
  Investment in discontinued operations..                      58,397
  Miscellaneous..........................        27,775        26,912
                                                115,723       151,014
                                               $944,451      $910,694


* Restated for discontinued operations.

                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                      (Unaudited; Dollars in Thousands)


                                              September 30, December 31,
                                                 1998           1997 *
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................     $ 40,580      $ 32,336
  Long-term debt due within one year......        5,644         5,730
  Dividends payable.......................        1,238         1,719
  Accounts payable........................      164,391       151,410
  Accrued expenses........................       54,248        43,166
  Income taxes payable....................        1,566         7,175
  Retirement and deferred
    compensation plans....................        3,840        10,562
                                                271,507       252,098

LONG-TERM DEBT, less current maturities...       98,578        95,215

DEFERRED LIABILITIES:
  Income taxes............................       51,244        62,611
  Litigation..............................       43,000
  Other...................................       13,598        13,636
                                                107,842        76,247

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        7,878         3,939
    Class A stock.........................       34,703        17,052
  Capital in excess of par value..........       17,682        24,523
  Retained earnings.......................      404,643       440,536
  Cumulative marketable securities
    valuation adjustment..................        6,795         8,823
  Cumulative foreign currency translation
    adjustment............................       (5,177)       (7,739)
                                                466,524       487,134
                                               $944,451      $910,694


* Restated for discontinued operations.

                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JUNE 30 1998 AND 1997
                         (Unaudited; Dollars in Thousands)

                                                        1998        1997 *
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Income from continuing operations................   $ 22,963    $ 26,395
  Adjustments to reconcile income from continuing
   operations to net cash provided by continuing
   operating activities:
    Depreciation and amortization..................     26,192      21,070
    Equity in Cylink's gain on divestiture.........     (4,154)
    Gain on Cylink capital transaction.............                 (3,997)
    Equity in Cylink acquisition charge-off........                 11,839
    Deferred income taxes..........................      1,369         275
    Retirement and deferred compensation plans.....     (4,995)      4,581
    Income/loss from investments adjusted
     for cash distributions received...............      1,220      (1,435)
    Provision for losses on accounts receivable....      3,044       2,484
    Provision for patent litigation................     26,875
    Change in assets and liabilities, excluding
     effects from acquisitions, dispositions
     and foreign currency adjustments:
      Increase in accounts and notes receivable....    (36,075)    (34,721)
      Increase in inventories......................    (13,150)    (26,043)
      Decrease (increase) in prepayments
        and deposits...............................        385      (1,306)
      Increase in accounts payable and accrued
        expenses...................................     16,232         174
      Increase (decrease) in income taxes payable..     (3,229)      1,201
    Other changes, net.............................     (1,976)      2,383
  Net cash provided by continuing operating
    activities.....................................     34,701       2,900

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................    (26,864)    (38,149)
  (Increase) decrease in marketable securities.....     (5,445)      4,310
  Disposition of property and equipment............        360         569
  Additions to investments.........................         (2)        (57)
  Increase in notes receivable.....................    (14,620)     (1,264)
  Net assets of businesses acquired, net of cash...    (12,654)    (20,636)
  Net cash used by investing activities............    (59,225)    (55,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in notes payable....................      7,030      27,451
  Proceeds of long-term debt.......................      5,863       8,596
  Repayments of long-term debt.....................     (3,360)     (8,166)
  Stock options exercised..........................      5,906         956
  Dividends paid...................................     (5,072)     (5,053)
  Net cash provided by financing activities........     10,367      23,784
EFFECT OF EXCHANGE RATE CHANGES ON CASH............        330        (227)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS.......      3,499      10,199
NET DECREASE IN CASH AND EQUIVALENTS...............    (10,328)    (18,571)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........     29,257      32,477
CASH AND EQUIVALENTS AT END OF PERIOD..............   $ 18,929    $ 13,906

* Restated for discontinued operations.

                          See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited; Dollars in Thousands)


NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Pittway Corporation and its majority-owned subsidiaries (the "Company" or "Registrant"). Periods prior to 1998 have been restated to reflect the discontinuation of certain businesses, as discussed in
Note 2, and certain amounts have been reclassified to conform to the current year presentation. Except where otherwise indicated, the following notes relate to continuing operations consisting principally of alarm systems businesses.

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


NOTE 2  DISCONTINUED OPERATIONS

In December 1997 the Company announced its intention to distribute its investment in Penton Media, Inc. ("Penton"), a wholly-owned subsidiary of the Company, to stockholders in a tax-free spin-off. The distribution was completed on August 7, 1998. A provision was recorded in the second quarter for divestiture expenses totaling $617 net of taxes ($.02 per diluted share).

At December 31, 1997 the investment in the net assets of the discontinued operations consisted of:

                                                    Dec. 31,
                                                      1997
     Current assets                                $ 39,126
     Current liabilities                            (64,346)
     Net current assets (liabilities)               (25,220)
     Net property, plant and equipment               27,242
     Other non-current assets                        76,923
     Non-current liabilities                        (20,548)
                                                   $ 58,397

Net sales of the discontinued operations prior to their disposition were: $14,466 and $50,728 for the quarters and $126,137 and $153,449 for the three quarters ended September 30, 1998 and 1997, respectively.


                                       7
NOTE 3. EARNINGS PER SHARE AND STOCK SPLIT

Basic net income per common share amounts were calculated by dividing earnings by the combined weighted average number of Class A and Common shares outstanding. Diluted net income per share amounts were based on the same reported earnings but assume the issuance of Class A stock upon exercise of outstanding stock options and distributable as performance and bonus share awards.

At the May 1998 annual stockholders' meeting, stockholders approved an increase in the number of authorized shares to 100,000,000 for Class A stock and 120,000,000 for Common stock. In July 1998 the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on the Company's Common and Class A Common stock, payable September 11, 1998 to stockholders of record September 1, 1998. All share and per share data reflect this split retroactively.


NOTE 4.  CHANGE IN ACCOUNTING POLICY

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 130 "Reporting Comprehensive Income." The statement requires the addition of comprehensive income and its components in the Company's annual financial statements. Other comprehensive income (loss) includes cumulative foreign currency translation adjustments and unrealized investment gains and losses, which are not included in income under current accounting principles. Total comprehensive income for the three and nine month periods ended September 30 was:

                                    Three Months      Nine Months
                                    1998     1997     1998     1997
     Net income                   $16,661  $ 8,335  $27,994  $37,229
     Other comprehensive income
       (loss)                      (7,410)     (43)     534   (8,584)
     Total comprehensive income   $ 9,251  $ 8,292  $28,528  $28,645


NOTE 5.  ACQUISITIONS

In the first nine months of 1998, the Company acquired the assets and businesses of one domestic distributor of security equipment and five foreign alarm businesses for stock and cash totaling $16,754. The five foreign operations consist of two manufacturers of fire alarm controls, one distributor of fire alarm systems and two distributors of security products. During the same period in 1997, the Company acquired the assets and businesses of one foreign distributor of security products and one domestic manufacturer and distributor of fire control products for $20,636 cash. All of these acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. The impact on consolidated results of operations was not significant.


                                      8
NOTE 6.  INVENTORIES

The recorded value of inventories at September 30, 1998 and December 31, 1997 approximate current cost and consist of the following:

                                                  1998        1997
     Raw materials                              $ 60,156    $ 58,323
     Work in process                              16,776      16,501
     Finished goods -
       Manufactured by the Company                88,463      89,776
       Manufactured by others                     93,458      75,628
                                                $258,853    $240,228


NOTE 7.  MARKETABLE SECURITIES

Information about the Company's marketable securities at September 30, 1998 and December 31, 1997 is as follows:

                                                  1998        1997
  Current - Market Auction Preferred Stocks -
     Aggregate cost                             $ 33,066    $ 27,558
     Net unrealized holding gain                      59          25
     Aggregate fair value                       $ 33,125    $ 27,583

  Non-Current - USSB Common Stock -
     Aggregate cost                             $ 15,789    $ 15,789
     Unrealized holding gain                      10,917      14,226
     Aggregate fair value                       $ 26,706    $ 30,015

Realized gains and losses are based upon the specific identification method. Such gains and losses on the market auction preferred stocks, for the nine months ended September 30, 1998 and 1997 were not significant.


NOTE 8.  INVESTMENT IN AFFILIATE

In March 1998 the Company's affiliate, Cylink Corporation (Cylink), sold its wireless division for $60.5 million. The Company increased the carrying value of its investment in Cylink by $6,646 and recorded an after-tax gain of $4,154, or $.10 per diluted share, to reflect its equity in the gain on this divestiture. At September 30, 1998, the Company's 8.6 million shares of Cylink stock had a quoted market value of $38,727.

The Company recorded an estimate of $867 for its equity in Cylink's loss for the third quarter of 1998 based on Cylink's announcement in October that it expected to report a loss of $.08 to $.10 per Cylink share for the quarter. On November 5, 1998, Cylink announced that it was conducting a review of its revenue recognition practices. Based on preliminary results of the review, Cylink stated that it expects to report substantial operating losses for each of the first three

                                      9
quarters of 1998, including restated results for the first and second quarters. The report is expected near the end of November and will be subject to Cylink's annual audit. The adjustments to the Company's equity in Cylink's results of operations will be reflected when Cylink issues its report. The Company does not have sufficient information to estimate the magnitude of such adjustment at the present time.

In September 1997, Cylink acquired Algorithmic Research, an information security company, for cash and Cylink stock totaling $76.2 million. The Company recorded a $4.0 million after-tax gain ($.09 per share) as a result of the stock issued in the acquisition and an $11.8 million after-tax expense ($.28 per share) for its equity in Cylink's write-off of "in-process technology" acquired in the transaction.


NOTE 9.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that Plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998, the trial court entered an order limiting the scope of the retrial in light of the appellate court's ruling. At an October 27, 1998 pretrial conference, the parties agreed to a mediation hearing. If the hearing is unsuccessful in settling the matter, retrial is expected to begin in 1999. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.

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


                                      10

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


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

Continuing operations primarily represent the Company's alarm manufacturing and distribution operations. For the third quarter and first nine months of 1998, sales increased 12% to $344.5 million and 15% to $974.2 million over the respective periods in 1997. Domestic and international sales grew 12% and 15%, respectively, for the quarter and 15% and 17%, respectively, for the first nine months over the same periods last year. International business represents approximately 17% of total revenues from continuing operations in 1998 and 1997. Gross profit increased at a slightly higher rate than sales due to reduced material costs and to improved manufacturing techniques. Selling, general and administrative expenses increased 7% in the third quarter and 13% in the first nine months of 1998 primarily as a result of increased costs associated with the higher sales volume. Operating income increased 37% for the quarter to $30.3 million and 29% year to date to $75.0 million, excluding a charge of $43.0 million in the first quarter related to a patent lawsuit.

Sales and operating income gains were achieved in spite of the Asian economic problems that continue to impact international markets. The Company's domestic manufacturing operations achieved increased revenues as a result of national account business, new product introductions and expanded market share. Improved operating efficiencies also had a positive impact on operating income. The Company's domestic distribution operations achieved double digit revenue and profit growth despite pricing pressure related to ongoing consolidation in the alarm installation market. Part of the increase also resulted from an acquisition in April 1998. Acquisitions had a slight impact on international revenues.

Depreciation and amortization expense increased 25% in the third quarter and 24% for the first nine months, mainly as a result of capital additions in the manufacturing operations.


                                      11
Excluding the Company's equity in Cylink's gain on divestiture, acquisition charge-off and capital transactions, other income (expense) was more favorable year-to-date in 1998 compared to 1997. The change was due to increased cash distributions from real estate ventures and a gain on the sale of an investment in the second quarter of 1998 partially offset by increased interest expense on higher borrowing levels and the Company's equity in Cylink's third quarter operating loss. Other income (expense) was less favorable in the current quarter compared to 1997 because of higher interest expense and the Cylink loss.

Effective tax rates were 35.6% and 35.7% for the third quarter and first nine months of 1998 and 29.0% and 35.0% for the third quarter and first nine months of 1997. The lower rate in the 1997 third quarter resulted from favorable tax credits spread over a lower level of income.

DISCONTINUED OPERATIONS

Earnings from discontinued operations in the third quarter and nine months decreased from 1997 due to period costs related to trade shows acquired at the end of 1997, higher interest and amortization expenses related to these acquisitions, costs related to the spin-off and inclusion of operating results only through the August 7, 1998 spin-off date.

PRO FORMA INFORMATION

Following are pro forma operating results after excluding (a) discontinued operations, (b) the provision for patent litigation, (c) the Company's equity in Cylink's gain, charge-off and capital transactions and (d) related income tax effects:

                                Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                  1998      1997      1998      1997
  Net sales                     $344,488  $306,536  $974,165  $844,186
  Operating income                30,301    22,046    75,015    58,043
  Income before income taxes      26,447    19,746    72,041    53,136
  Provision for income taxes       9,413     6,794    26,357    18,899
  Net income                    $ 17,034  $ 12,952  $ 45,684  $ 34,237
  Net income per diluted share  $   0.39  $   0.31  $   1.06  $   0.81


FINANCIAL CONDITION

The Company's financial condition remained strong during the first nine months of 1998. Net working capital at September 30, 1998 was $313.9 million, up from $269.3 million at December 31, 1997. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.



                                      12
In the first nine months of 1998, the $72.5 million generated from net income from continuing operations excluding depreciation, amortization, the net gain from the Cylink divestiture, the provision for patent litigation and other non-cash items was partially used to fund the $37.8 million net increase in inventories, receivables and other working capital items. The $34.7 million net cash generated from operating activities, together with short-term borrowings of $7.0 million, net proceeds from the increase in long term debt of $2.5 million, $5.9 million received on the exercise of stock options and $3.5 million from discontinued operations were used to finance six acquisitions completed in the period totaling $12.6 million (in addition to $4.1 million of Pittway Class A Stock), $26.9 million of capital expenditures, a $14.6 million increase in notes receivable, $5.4 million of net purchases of marketable securities and $5.1 million of dividends.

The Company continually investigates investment opportunities for growth in related areas and is presently committed to invest up to $29.5 million in certain affordable housing ventures through 2005.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties carried at a zero basis which are being offered for sale. Cash distributions received from these ventures are recorded as other income. The company has approximately $3.8 million accrued at September 30, 1998 to cover the deferred income tax liability that would be due if all the properties were sold.

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

YEAR 2000 ISSUE

All work necessary to upgrade the Company's systems for Year 2000 (Y2K) compliance is expected to be completed in a timely fashion and should not involve a significant amount of the Company's resources. The Company's Y2K project is proceeding on schedule. Although the Company expects its critical systems to be compliant, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, noncompliance by

                                      13
third parties whose systems and operations impact the Company, and other similar uncertainties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of Y2K readiness of customers, third-party suppliers and other vendors, such as utilities, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.


****

This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 1997. These include risks and uncertainties relating to pending litigation, government regulation, competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.


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

The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the

                                      14
substance of the injunction pending final disposition of this matter.
As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit.

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal.
The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the ground that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998, the trial court entered an order limiting the scope of a retrial in light of the appellate court's ruling. At an October 27, 1998 pretrial conference, the parties agreed to a mediation hearing. If the hearing is unsuccessful in settling the matter, retrial is expected to begin in 1999.

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






                                      15
Patent Infringement Claim

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









                                     16
ITEM 5.  OTHER INFORMATION

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Number  Description

       27.1  Financial Data Schedule for the quarter ended
             September 30, 1998 (submitted only in electronic format).

       27.2 Restated Financial Data Schedule for the quarters ended March 31, 1998 and June 30, 1998 (submitted only in electronic format).

       27.3 Restated Financial Data Schedule for the years ended December 31, 1996 and 1997 and the first three quarters of 1997 (submitted only in electronic format).


(b)  Reports on Form 8-K.

On August 11, 1998, the Registrant filed a Form 8-K under item 2 reporting that on August 7, 1998 it completed the previously announced tax-free spin-off of Penton Media, Inc. to the Registrant's stockholders as part of an agreement by Penton to acquire Donohue Meehan Publishing Company for Penton stock and cash. The filing also reported under item 5 that the Registrant declared a 2-for-1 stock split in the form of a 100% stock dividend on its Common and Class A Common stock payable
     September 11, 1998 to stockholders of record September 1, 1998. The filing included an unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1998 and unaudited Pro Forma Condensed Consolidated Statements of Income for the six month period ended June 30, 1998 and the year ended December 31, 1997 giving effect to the spin-off and stock split.


                                     17


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


Date: November 10, 1998































                                     18