Form 10-K
period 1998-12-31
PITTWAY CORP /DE/
filed 1999-03-19
CIK 93469

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For The Year Ended December 31, 1998

                          Commission File No.  1-4821

                              PITTWAY CORPORATION
            (Exact Name of Registrant as specified in its Charter)

           Delaware                                 13-5616408
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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on closing sales prices on March 4, 1999): $823,000,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (March 4, 1999): Common Stock - 7,877,664 shares outstanding; Class A Stock - 34,842,357 shares outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 6, 1999 are incorporated by reference into Part III of this report.

                              PITTWAY CORPORATION
                                    INDEX TO
                            ANNUAL REPORT ON FORM 10-K
                       For The Year Ended December 31, 1998

PART I                                                                Page

Item 1    Business                                                     1-6

Item 2    Properties                                                   7-8

Item 3    Legal Proceedings                                            9-10

Item 4    Submission of Matters to a Vote of Security Holders           10

PART II

Item 5    Market For Registrant's Common Equity and Related
          Stockholder Matters                                           11

Item 6    Selected Financial Data                                       12

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          13-15

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk    16

Item 8    Financial Statements and Supplementary Data                  17-38

Item 9    Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                        39

PART III

Item 10   Directors and Executive Officers of the Registrant            39

Item 11   Executive Compensation                                        39

Item 12   Security Ownership of Certain Beneficial
          Owners and Management                                         39

Item 13   Certain Relationships and Related Transactions                39

PART IV

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                           39

SIGNATURES                                                              40

                                     PART I

Item 1.  Business

(a)   General Development of Business

Pittway Corporation ("Pittway" or "Registrant"), was incorporated under Delaware law in 1925. Pittway and its subsidiaries are referred to herein collectively as the "Company".

The Company operates principally in two reportable segments. The Alarm Manufacturing segment designs, manufactures and sells an extensive line of burglar and commercial fire alarm equipment and other security products. Manufacturing sales are made through the Alarm Distribution segment, numerous other unaffiliated distributors and directly to a limited number of third-party customers. The Alarm Distribution segment sells only to third-party customers alarm and other security products manufactured by the Company and by other companies.

In August 1998, the Company distributed its investment in Penton Media, Inc. ("Penton," formerly known as Penton Publishing, Inc.) to stockholders in a tax-free spin-off. Financial and other information for periods prior to the spin-off have been restated to reflect the discontinuation of the publishing business. Penton is a diversified business media company that publishes magazines and electronic information products, produces trade shows and conferences, and provides marketing and business development products and services, including direct mail lists, research and custom publishing.

Acquisitions and dispositions of businesses by the Company, other than the discontinued operations discussed above, in each of the five years ended December 31, 1998 were not significant to the Company's sales or results of operations.

In March 1998, Cylink Corporation ("Cylink"), an affiliate of the Company (see "Real Estate and Other Ventures" in Item 1(c), below), sold its wireless division for $60.5 million. The Company increased the carrying value of its investment in Cylink by $6.6 million and recorded an after-tax gain of $4.2 million, or $.10 per diluted share, to reflect its equity in the gain on this divestiture. In September 1997, Cylink acquired Algorithmic Research, an information security company, for cash and Cylink stock totaling $76.3 million. The Company increased the carrying value of its investment in Cylink by $6.4 million and recorded a $4.0 million after-tax gain, or $.09 per diluted share, as a result of the stock issued in the acquisition and reduced the carrying value of its investment in Cylink by $18.9 million and recorded an $11.8 million after-tax expense, or $.28 per diluted share, for its equity in Cylink's write-off of "in-process technology" acquired in the transaction. In February 1996, Cylink made an initial public offering of its common stock. The Company increased its carrying value of this investment to reflect the increase in the Company's equity in Cylink's net book value. An after-tax gain of $14.4 million, or $.34 per diluted share was recorded on the increase in Cylink's equity.

In February 1996, the Company sold 13% of its investment in United States Satellite Broadcasting Company, Inc. ("USSB") as part of an initial public offering of USSB common stock. The sale resulted in an after-tax gain of $8.1 million or $.19 per diluted share. See "Real Estate and Other Ventures" in Item 1(c), below.

During the first half of 1994, the Company sold its 16.67% ownership in First Alert, Inc., a manufacturer of residential fire protection products, as part of an initial public offering of that company's common stock. The sale resulted in an after-tax gain of $11.8 million or $.28 per diluted share.

(b)   Financial Information about Industry Segments

Financial information relating to segments for each of the three years ended December 31, 1998 is set forth in Note 14 ("Segment Information") to the Consolidated Financial Statements on pages 35-36.

(c)   Narrative Description of Business

The principal operations, products and services rendered by the Company, are as follows:

Alarm Manufacturing Segment

This segment designs, manufactures and sells an extensive line of burglar and commercial fire alarm equipment and other security products for the protection of life and property. The segment manufactures alarm, access, lighting and other controls for a variety of low-voltage systems and peripheral devices which are monitored by and interact with these controls, including: system smoke detectors, wireless transmitters, motion detectors, glass break sensors, audible/visible warning devices, closed circuit television (CCTV) equipment, keypads, video transmission devices, and numerous contacts, switches and connectors.

The Company markets and sells its control devices and peripheral devices to: (a) company-owned distribution centers in North America, Europe and the Pacific Rim; (b) over 400 engineered systems distributors in North America and (c) original equipment manufacturers and distributors worldwide.

Over 80% of the Company's sales originate from the United States. The Company's products are sold under numerous brand names including: Fire-Lite, Notifier, Fire Control Instruments (fire controls), System Sensor (system smoke detectors), Javelin (CCTV equipment), Northern Computer and Xetron (access controls), MicroLite (lighting controls), Ademco, FBI and First Alert Professional (complete security systems and peripherals).

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

Sales and marketing methods common to this industry segment include communications through the circulation of catalogs and merchandising bulletins (print and electronic), direct mail campaigns, and national and local advertising in trade publications. The Company's principal advantages in marketing are its reputation, broad product line, high quality products, extensive integrated distribution networks, efficient customer service, competitive prices and brand names.

Within the industry there is competition from large and small manufac-turers in both the domestic and foreign markets. While competitors will continue to introduce new products similar to those sold by the Company, the Company believes that its research and development efforts and the breadth and quality of its distribution network will permit it to remain competitive.

Alarm Distribution Segment

This segment distributes fire, security and other electrical products manufactured by the Company and by other companies. By offering a broad line of alarm and other low voltage products, the Company provides a full range of services to more than 40,000 independent alarm dealers and installers which range in size from one person operations to the largest national alarm service companies. In every major domestic market area, quick delivery is provided through ADI, the Company's regional warehouses and convenience center outlets. ADI is the largest wholesale distributor of alarms and other low voltage products in North America specializing in burglar alarm, fire alarm, CCTV, access control, intercom, central vacuum, voice and data cabling, and sound and communications products. Various products sold through ADI are purchased from non-affiliated suppliers and manufacturers to offer a broad range of products. Some of the products purchased are resold under Company brand names, others are resold under supplier brand names. In the Canadian, Mexican and overseas markets, alarm and other low voltage products are sold through the Company's distribution centers, authorized distributors and sales agents.

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

The Company owns 8,606,085 shares (29.6% of the shares outstanding) of Cylink, a leading supplier of network information security products that enable the secure transmission of data over private local area networks and wide area networks and public packet switched networks, such as the Internet. In March 1998, Cylink sold its line of spread spectrum radio products that are used for wireless voice and data communication for $60.5 million. Cylink acquired Algorithmic Research, an information security company, in September 1997.

The Company owns 3,781,375 shares (4.2% of the shares outstanding) of USSB, a company which provides subscription television programming via high-power direct broadcast satellite to households throughout the Continental U.S. In December 1998, Hughes Electronics Corporation ("Hughes") and USSB announced that they had reached agreement whereby Hughes would acquire
USSB for approximately $1.3 billion with a minimum and maximum price per share of $10.50 to $18.00 based on the market value of Hughes stock during a specified period of time. In early 1999 Pittway sold one million of its 3.8 million shares of USSB at an average selling price of $15.18 per share and will sell its remaining shares if the acquisition is completed.

Additionally, the Company has a 40% interest in a partnership that provides loans to security businesses as well as other management services, a 30% interest in a cable manufacturer and an 11% interest in a specialized cellular communications company that uses cellular system control channels.

The Company has a limited partnership interest in a real estate developer with major commercial and residential high rise properties located primarily in Chicago. See Item 7 of this Form 10-K. The Company also has invested, as a 5% limited partner, in numerous apartment complexes located in Chicago, Indianapolis, San Jose and Washington, D.C. which provide certain tax advantages. Also, the Company is an equity participant in leveraged leases of an aircraft and communications satellite transponders.

Other Information

Patents and Trademarks -

While the Company owns or is licensed under a number of patents which are cumulatively important to each of its business units, the loss of any single patent or group of patents would not have a material adverse effect on the Company's overall business. Products manufactured by the Company are sold primarily under its own trademarks and tradenames. Some products purchased and resold by the Company's distribution business are sold under Company tradenames while others are sold under supplier tradenames.

Customers -

Neither of the Company's alarm segments is dependent upon a single customer or a few customers. In the past two years, both alarm segments have developed significant national account business from several major companies in the U.S. residential alarm market. However, the loss of any one of these customers would not have a material adverse effect on the Company's results of operations. No single customer accounts for 10% of the Company's revenues.

Research and Development -

The Company is engaged in programs to develop and improve products as well as develop new and improved manufacturing methods. Expenditures for Company sponsored research and development activities in the Alarm Manufacturing segment were $33.2 million in 1998, $24.3 million in 1997 and $18.1 million in 1996. These costs, which are expensed in the Company's consolidated income statement, were associated with a number of products in varying stages of development, none of which represents a significant item of cost or is projected to be a significant addition to the Company's line of products.

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

Employees -

At December 31, 1998, there were approximately 7,600 persons employed by the Company, including 4,600 employed in the United States. Approximately 1,200 of the employees working in the United States were represented by labor unions. The Company considers its relations with its employees and the unions representing certain of its employees to be good.

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

Risks associated with acquisition strategy - The Company's strategy includes the acquisition of businesses that complement or augment the Company's existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. Any acquisitions completed by the Company may be made at substantial premiums over the fair value of the net assets of the acquired companies. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate and operate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.

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

Risks associated with international operations - International sales account for 17% of the Company's 1998 consolidated revenues and the Company intends to continue to expand its presence in international markets. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse impact on the Company's business and results of operations.

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

Pending litigation - The Company is a party in a lawsuit which arose out of the development of a resort and a portion of the adjoining residential properties owned and developed by the Company as well as patent infringement lawsuits (see Item 3). The Company is also, in the normal course of business, subject to a number of lawsuits and claims, both actual and potential in nature. If the outcome of any such litigation is unfavorable to the Company, the Company's business and operations could be materially adversely affected.

(d)   Financial Information About Foreign and Domestic Operations and
Export Sales

Financial information concerning foreign and domestic operations and export sales is set forth in Note 14 ("Segment Information") to the Consolidated Financial Statements on pages 35-36.

Item 2.  Properties

The Company's principal properties and their general characteristics are as follows:

                                    Principal       Lease       Approximate
Location                               Use       Expiration     Square Feet
Alarm Manufacturing Segment -
   Syosset, New York                   (1)           N/A           319,000
   Syosset, New York                   (3)           2002           14,000
   Syosset, New York                   (1)           1999            6,000
   Syosset, New York                   (1)           2000           33,000
   Torrance, California                (1)           2001           12,000
   Miami, Florida                      (2)           2002           16,000
   El Paso, Texas                      (2)           2005           19,000
   El Paso, Texas                      (2)           2002           97,000
   Louisville, Kentucky                (3)           2002            7,000
   Jeffersontown, Kentucky             (2)           2003           10,000
   Raleigh, North Carolina             (1)           1999            8,000
   Northford, Connecticut              (1)           N/A           252,000
   Lisle, Illinois                     (3)           2002            5,000
   St. Charles, Illinois               (1)           2003          158,000
   St. Charles, Illinois               (1)           2004          100,000
   West Chicago, Illinois              (1)           2003           21,000
   West Chicago, Illinois              (3)           2002            5,000
   Norcross, Georgia                   (3)           2001            6,000
   Waltham, Massachusetts              (1)           2002           50,000
   Baulkham Hills, Australia           (1)           2001           50,000
   Melbourne, Australia                (2)           2002            6,000
   Sydney, Australia                   (2)           2001           30,000
   Alleur, Belgium                     (2)           2000            6,000
   Toronto, Canada                     (2)           2001           15,000
   Concord, Ontario, Canada            (2)           2000           11,000
   Lichfield Staffs, England           (4)           2009           20,000
   Burgess Hill, England               (4)           N/A            60,000
   Tyne & Wear, England                (1)           1999           12,000
   Chesire, UK                         (1)           2013           33,000
   East Kilbride, Scotland             (1)           N/A            15,000
   Hilden, Germany                     (2)           2000            8,000
   Xi'an, China                        (1)           N/A            20,000
   Tsuen Wan, NT, Hong Kong            (2)           2001            8,000
   Milan, Italy                        (1)           N/A            14,000
   Trieste, Italy                      (1)           N/A           103,000
   Arezzo, Italy                       (1)           2001            5,000
   Juarez, Mexico                      (4)           2008           71,000
   Juarez, Mexico                      (4)           2004           83,000
   Juarez, Mexico                      (4)           2007          148,000
   Madrid, Spain                       (2)           2000           11,000
   Madrid, Spain                       (2)           2004            5,000
   Barcelona, Spain                    (2)           2005            6,000

                                   Principal       Lease        Approximate
Location                              Use        Expiration     Square Feet
Alarm Distribution Segment -
   Syosset, New York                   (1)           N/A            35,000
   Beuerwijk, The Netherlands          (2)           2003           12,000
   Milan, Italy                        (2)           2001           10,000
   Distribution Centers -
     Superhub Locations:
      Atlanta, Georgia                 (2)           2007          116,000
      Reno, Nevada                     (2)           2008          140,000
      Louisville, Kentucky             (2)           2007          190,000
      Pine Brook, New Jersey           (2)           2008          121,000
     Hub Locations:
      Boston, Massachusetts            (2)           1999           30,000
      Milford, Connecticut             (2)           2008           18,000
      Los Angeles, California          (2)           1999           30,000
      Chicago, Illinois                (2)           2005           40,000
      Clearwater, Florida              (2)           2004           50,000
      Memphis, Tennessee               (2)           2006           15,000
      Richmond, Virginia               (2)           2004           14,000
      Phoenix, Arizona                 (2)           2004           15,000
      Dallas, Texas                    (2)           2008           76,000
      Denver, Colorado                 (2)           1999           25,000
      Detroit, Michigan                (2)           2000           15,000
      New Orleans, Louisiana           (2)           2007           10,000
      Seattle, Washington              (2)           2006           25,000
      Toronto, Canada                  (2)           2007           26,000
      Montreal, Canada                 (2)           2000           11,000
      San Leandro, California          (2)           2000           34,000

General Corporate -
   Chicago, Illinois                   (3)           2001           12,000

Other properties in the Alarm Distribution segment include 93 full-line convenience centers, in addition to those hub locations listed above, which function as retail-like sales distribution outlets to serve the North American market. These 93 centers are under leases expiring through 2008 and range in size from 1,200 to 18,000 square feet. The Company believes the above facilities are adequate for its present needs.

   (1)   Offices, Manufacturing and Warehousing
   (2)   Warehousing
   (3)   General Offices
   (4)   Manufacturing
   N/A   Not applicable - facilities are owned by the Company

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

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the grounds that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998 the trial court entered an order limiting the scope of a retrial in light of the appellate court's ruling. At an October 27, 1998 pretrial conference, the parties agreed to a mediation hearing. If the hearing is unsuccessful in settling the matter, retrial is expected to begin in 1999.

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

Fact discovery in the action closed on January 17, 1997.  The
Court conducted a Markman hearing in October 1997 to construe the patent claims asserted by plaintiff and issued its Order interpreting the claims on October 24, 1997. The Company moved for summary judgment of non-infringement. On December 2, 1997 the Court issued its Order granting partial summary judgment that the Company's products did not literally infringe the patent claims, and denying summary judgment of no infringement. Jury trial started on January 7, 1998. During the trial, the plaintiff indicated it was seeking lost profits and royalty damages of up to $66.8 million. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful infringement. On March 9, 1998 the jury handed down a verdict against the Company awarding damages of $36.0 million. The jury found that the Company did not willfully infringe. The Court entered judgment on the jury's verdict on April 9, 1998. Consequently, the Company recorded a provision of $43.0 million in the first quarter of 1998, which considers the judgment and interest. The Company filed post-trial motions on April 20, 1998 for judgment as a matter of law in favor of the Company which were denied. The Company has appealed the verdict. Appeal briefs have been filed and oral arguments on the appeal were heard on March 4, 1999. A verdict is expected sometime in the third or fourth quarter of 1999. In August 1998, ITI filed a second lawsuit against the Company which alleges that certain of the Company's products not specified in the prior litigation infringe on the same patent. This action has been stayed pending the outcome of the appeal of the jury award.

The Company in the normal course of business is subject to a number of claims and lawsuits, both actual and potential in nature. The ultimate outcome of the ITI matter under appeal is uncertain but will result in significant damages should the Company lose the appeal. While management believes that the ultimate outcome of the other aforementioned lawsuits and resolution of other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder
Matters

The Company's Common stock (ticker symbol PRY) and Class A stock (ticker symbol PRYA) are traded on the New York Stock Exchange. As of December 31, 1998, stockholders of record totaled approximately 400 for Common and 750 for Class A.

The spin-off of Penton was completed on August 7, 1998. The spin-off distribution consisted of one share of Penton common stock for each share of Pittway stock outstanding, without distinction between Pittway's Common and Class A shares. Immediately following the distribution, the price of Pittway's Common and Class A shares declined approximately 26% reflecting the initial market value of the new Penton common stock.

The following table sets forth, on a quarterly basis, the high and low prices for the Common and Class A stock on the New York Stock Exchange, along with cash dividends declared, adjusted to reflect the two-for-one stock split paid in September 1998.


                    Common             Class A          Dividends Declared
                 High      Low      High      Low        Common    Class A

1998 Quarter:
  First        $36.50    $31.63    $36.81    $31.13     $.0333    $.0417
  Second        42.50     34.81     39.59     35.38      .0333     .0417
  Third         38.25     20.00(a)  37.50     17.91(a)   .0217(b)  .0300(b)
  Fourth        33.94(a)  19.88(a)  33.06(a)  20.00(a)   .0217(b)  .0300(b)

1997 Quarter:
  First        $27.63    $24.94    $27.50    $24.25     $.0333    $.0417
  Second        27.94     24.75     28.56     24.31      .0333     .0417
  Third         32.25     25.13     32.50     25.00      .0333     .0417
  Fourth        34.50     29.94     35.00     30.00      .0333     .0417


(a) Market prices after August 10 reflect the spin-off of Penton.
(b) Penton's initial quarterly dividend was set at $.03 per share
    (equivalent to $.015 per Pittway share). The total quarterly dividends received initially by a Pittway Common or Class A stockholder who retained the Penton stock represent increases of approximately 10% and 8%, respectively, from Pittway's prior quarterly dividend.

Item 6.  Selected Financial Data

The following selected financial information has been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Information shown is in thousands, except per share amounts.

                                  1998              1997        1996        1995        1994
Continuing Operations -
  Net Sales                    $1,326,646       $1,143,772    $923,453    $754,406    $601,297
  Operating Income                 61,442(a)        82,501      63,705      47,303      38,920
  Net Earnings                     36,897(a)(b)     40,608(c)   61,692(d)   31,784      38,109(e)
   Per Share (Basic)(f)               .87(a)(b)        .97(c)     1.48(d)      .76         .91(e)
   Per Share (Diluted)(f)             .86(a)(b)        .96(c)     1.46(d)      .76         .91(e)

  Capital Expenditures             37,380           43,318      45,367      36,902      20,491
  Depreciation and
    Amortization                   35,694           28,141      22,288      15,226      14,504

Discontinued Operations -
  Net Earnings                      5,031           14,906      11,350       8,588       6,727
   Per Share (Basic)(f)               .12              .35         .27         .21         .16
   Per Share (Diluted)(f)             .11              .35         .27         .20         .16

Net Income -                       41,928(a)(b)     55,514(c)   73,042(d)   40,372      44,836(e)
   Per Share (Basic)(f)               .99(a)(b)       1.32(c)     1.75(d)      .97        1.07(e)
   Per Share (Diluted)(f)             .97(a)(b)       1.31(c)     1.73(d)      .96        1.07(e)

Cash Dividends Declared -
  Per Common Share (f)               .110             .133        .133        .133        .133
  Per Class A Share (f)              .143             .167        .167        .167        .167

At Year End -
  Assets of Continuing
    Operations                  1,075,055          852,297     770,251     604,481     498,580
  Investment in
    Discontinued Operations             -           58,397      47,058      51,362      44,879
  Total Assets                  1,075,055          910,694     817,309     655,843     543,459
  Long-Term Debt                  104,609           95,215      87,714      85,710       4,783
  Stockholders' Equity            495,164          487,134     446,872     363,026     328,130
    Per Outstanding Share (f)       11.61            11.60       10.68        8.68        7.85
  Market Price Per Share (f):
    Common                          33.81            34.47       26.07       22.13       13.00
    Class A                         33.06            34.82       26.75       22.59       13.42

(a) Includes patent litigation provision of $43,000 or $26,875 after taxes ($.64 per share; $.62 diluted)
(b) Includes the Company's equity in the after-tax gain on Cylink's disposal of its discontinued operations of $4,154, or $.10 per share (basic and diluted).
(c) Includes the Company's equity in the after-tax gain on Cylink capital transactions of $3,997 and the after-tax expense for Cylink's write-off of "acquired in-process technology" of $11,839. These items decreased net income by $7,842, or $.19 per share (basic and diluted).
(d) Includes the after-tax gain on the sale of investment in USSB and gain from Cylink stock offering of $8,149, or $.19 per share (basic and diluted) and $14,413, or $.34 per share (basic and diluted).
(e) Includes net gain on sale of First Alert stock of $11,776, or $.28 per share (basic and diluted).
(f) Per share data reflect the 2-for-1 stock split declared in September 1998 and the 3-for-2 stock split declared in January 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.


RESULTS OF CONTINUING OPERATIONS

Sales increased in 1998 to $1.33 billion, by 16% over 1997 sales which were 24% higher than 1996. Domestic sales grew 15% in 1998 and 25% in 1997 while international sales increased 21% in 1998 and 17% in 1997. International business represents 17% of total consolidated sales in 1998 and 16 % in 1997. Most of the foreign sales growth in 1998 and 1997 is derived from expansion of European operations. Gross profit increased 15% in 1998 and 25% in 1997 principally due to the expanded sales levels. Excluding the $43 million provision for patent litigation recorded in 1998, selling, general and administrative expenses increased 11% in 1998 and 24% in 1997 principally as a result of increased costs associated with the higher sales volume.


Alarm Manufacturing sales increased 11% in 1998 and 30% in 1997. Virtually every business unit recorded increased sales in both 1998 and 1997. The volume at all of the manufacturing units benefited in 1998 and 1997 from the continued acceptance of numerous new product offerings and from expanded worldwide distribution capabilities. The 1998 acquisitions, which accounted for less than 2% of segment sales for the year, were made primarily to expand the Company's overall product line in both domestic and international markets. The largest sales increase in 1998 occurred in domestic commercial fire alarm products due to new product development and increased market penetration. The largest sales increase in 1997 occurred in domestic burglar alarm products, aided by major new accounts.

Operating income for the manufacturing segment increased 11% in 1998 and 34% in 1997 primarily because of the expanded sales volume. Research and development expense increased 37% to $33.2 million in 1998 and increased 35% to $24.3 million in 1997 as the Company expended record amounts on research and new product development.


Alarm Distribution sales accounted for 62% of consolidated sales in 1998 (60% in 1997) and increased 19% in 1998 and 24% in 1997. The increased volume was due primarily to significant growth in national account business of the Alarm Manufacturing segment. Sales volume also expanded due to expansion of its outlet network, both internally and from acquisitions. The largest 1998 acquisition, a west coast distributor, contributed less than 3% of segment sales.

Operating income for the distribution segment increased 15% in both 1998 and 1997. The percentage increase in operating income was lower than the percentage increase in sales in both years due to higher sales to the lower margin national accounts and due to overall pricing pressure stemming from ongoing consolidation in the alarm installation market. Operating income was also reduced in 1997 by increased distribution costs as a result of a strike at a major U.S.-based package carrier and the reengineering of the domestic distribution hub system.


Depreciation and amortization expense increased both in 1998 and 1997, principally as a result of capital additions associated with the expansion of the Alarm Manufacturing segment.

Other income (expense) in 1998, 1997 and 1996 was significantly impacted by the change in the Company's equity investment in Cylink. The 1998 change in Cylink equity includes a $5.4 million pretax charge from Cylink's continuing operations and a $6.6 million pretax gain from the divestiture of its wireless division. The 1997 change in Cylink equity includes a $1.8 million pretax credit from operations and two special items recorded in connection with an acquisition made by Cylink: a $6.4 million pretax gain as a result of the stock issued in the acquisition and an $18.9 million pretax expense for the Company's equity in Cylink's write-off of "acquired in-process technology." The 1996 change in Cylink equity includes a $23.3 million pretax gain resulting from Cylink's initial public offering. Other income (expense) in 1996 included a pretax gain of $13.2 million on the sale of 622,500 shares of USSB stock in connection with its initial public offering.

Excluding Cylink, other income (expense) was more favorable in 1998 due to increased cash distributions from real estate ventures and a gain on the sale of an investment partially offset by increased interest expense on higher borrowing levels. Excluding Cylink and the 1996 USSB gain, other income (expense) was less favorable in 1997 principally due to increased interest expense from higher borrowing levels and increased foreign currency transaction losses from the strong U.S. dollar and UK pound against other key international currencies.


Effective tax rates were 34.9% in 1998, 35.8% in 1997, and 36.0% in 1996. An analysis of the Company's effective tax rate appears in Note 7 to the Consolidated Financial Statements.


DISCONTINUED OPERATIONS

Sales and earnings from the publishing business decreased in 1998 due to the spin-off of Penton Media, Inc. in August 1998. Earnings also declined in 1998 due to period costs related to trade shows held subsequent to the spin-off, higher interest and amortization expenses related to 1997 acquisitions and costs related to the spin-off. Sales increased 9% in 1997 compared with 1996 and operating income increased 35%. These favorable results were achieved through a combination of increased magazine advertising revenues, a newly acquired trade show held in the second quarter of 1997, and containment of operating costs.


PRO FORMA INFORMATION

Following are pro forma results from continuing operations excluding (a) the provision for patent litigation, (b) the Company's equity in Cylink's operations, (c) the 1996 gain on the sale of USSB stock and (d) related tax effects:


                                    1998            1997            1996
Net sales                        $1,326,646      $1,143,772      $  923,453
Operating income                 $  104,442      $   82,501      $   63,705

Income before income taxes       $   98,484      $   74,032      $   59,711
Provision for income taxes           35,446          26,710          20,714
Net income                       $   63,038      $   47,322      $   38,997
Net income per diluted share     $     1.46      $     1.11      $      .92

FINANCIAL CONDITION

The Company's financial condition remained strong through 1998. Net working capital at the end of 1998 was $271.5 million compared to $269.3 million at the end of 1997. Management anticipates that operations, borrowings and marketable securities will continue to be the primary source of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In 1998, the $100.6 million generated from net income from continuing operations excluding depreciation, amortization, the provision for patent litigation, the change in equity of Cylink and other non-cash items was partially used to fund the $28.2 million net increase in inventories, receivables and other working capital items. The $72.4 million net cash generated from operating activities, together with short-term borrowings of $57.4 million, net proceeds from the increase in long term debt of $11.1 million, $6.7 million received on the exercise of stock options and $4.7 million from discontinued operations were used to finance nine acquisitions completed in the period totaling $85.7 million (in addition to $4.1 million of Pittway Class A stock and $11.0 of debt assumed), $37.4 million of capital expenditures, a $16.2 million increase in notes receivable, $16.5 million of net purchases of marketable securities, $3.3 million of additions to investments and $6.3 million of dividends.

The Company continually investigates investment opportunities for growth in related areas and is presently committed to invest up to $45.9 million in certain affordable housing ventures through 2005.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties carried at a zero basis which are being offered for sale. Cash distributions received from these ventures are recorded as other income. The Company has approximately $3.3 million accrued at December 31, 1998 to cover the deferred income tax liability that would be due if all the properties were sold.

In December 1998 Hughes Electronics Corporation ("Hughes") and USSB announced that they had reached agreement whereby Hughes would acquire USSB for approximately $1.3 billion with a minimum and maximum price per share of $10.50 and $18.00. In early 1999 the Company sold one million of its 3.8 million shares of USSB, generating approximately $11.1 million in cash after taxes. The Company will sell its remaining shares if the acquisition is completed and expects to realize a minimum of $22.6 million in cash after-taxes on the transaction.

In the event the Company loses its appeal of the unfavorable verdict in the ITI litigation (see Note 11 to the financial statements), an after-tax payment of $26.9 million would be required.

INFLATION

The impact of inflation on the Company's results of operations has not been significant in recent years.

YEAR 2000 ISSUE

All work necessary to upgrade the Company's systems for Year 2000 (Y2K) compliance is expected to be completed in a timely fashion and should not involve a significant amount of the Company's resources. The Company's Y2K project is proceeding on schedule. Although the Company expects its critical systems to be compliant, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, noncompliance by third parties whose systems and operations impact the Company, and other similar uncertainties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of Y2K readiness of customers, third-party suppliers and other vendors, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. However, the Company does not utilize hedging arrangements in the ordinary course of business to manage its risks because exposure to fluctuations in interest and foreign exchange rates is immaterial to the Company's consolidated financial statements. The Company does not use derivatives or other financial instruments for trading purposes and is not a party to any leveraged derivatives. A comparison of the carrying values and estimated fair values of the Company's consolidated financial instruments is set forth in Note 13 ("Fair Value of Financial Instruments") to the Consolidated Financial Statements on pages 34-35.





                                     ****

This annual report, other than historical financial information, contains forward-looking statements that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of this annual report on Form 10-K. These include risks and uncertainties relating to pending litigation, government regulation, competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.

Item 8.  Financial Statements and Supplementary Data


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

                                                                      Page
Financial Statements:

  Consolidated Balance Sheet at December 31, 1998 and 1997            19-20
  For each of the three years ended December 31, 1998 -
    Consolidated Statement of Income                                   18
    Consolidated Statement of Cash Flows                               21
    Consolidated Statement of Stockholders' Equity                     22
  Summary of Accounting Policies and Notes to
    Consolidated Financial Statements                                 23-37

Report of Independent Accountants                                      38

Report of Management                                                   38

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts                      41

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

                             PITTWAY CORPORATION
                        Consolidated Statement of Income
             For the Years Ended December 31, 1998, 1997 and 1996
                    (Dollars in thousands, except per share)

                                                      1998          1997           1996
Continuing Operations -
  Net Sales                                        $1,326,646     $1,143,772    $   923,453
  Operating Expenses:
    Cost of sales                                     841,501        723,547        587,323
    Selling, general and administrative               345,009        309,583        250,137
    Patent litigation provision (Note 11)              43,000
    Depreciation and amortization                      35,694         28,141         22,288
                                                    1,265,204      1,061,271        859,748
  Operating Income                                     61,442         82,501         63,705

  Other Income (Expense
    Gain on sale of investment                                                       13,162
    Change in equity of affiliate (Note 5)              1,175        (10,742)        23,494
    Income from marketable securities and
      other interest                                    3,674          3,156          3,138
    Interest expense                                  (13,153)       (10,852)        (8,590)
    Income from investments                             6,302            833          1,551
    Miscellaneous, net                                 (2,781)        (1,606)           (93)
                                                       (4,783)       (19,211)        32,662
  Income Before Income Taxes                           56,659         63,290         96,367
  Income Taxes (Note 7):
    Current                                            36,123         28,430         27,529
    Deferred                                          (16,361)        (5,748)         7,146
                                                       19,762         22,682         34,675
  Income From Continuing Operations                    36,897         40,608         61,692

Discontinued Operations -
  Earnings from discontinued operations,
    net of income taxes of $4,018,
    $10,632 and $7,763                                  5,648         14,906         11,350
  Provision for divestiture expenses, net
    of income tax benefit of $383                        (617)
  Income From Discontinued Operations                   5,031         14,906         11,350

Net Income                                           $ 41,928       $ 55,514       $ 73,042

Per Share of Common and
  Class A Stock (Note 12):
    Basic:
      Income from continuing operations              $    .87       $    .97       $   1.48
      Income from discontinued operations                 .12            .35            .27
      Net income                                     $    .99       $   1.32       $   1.75

   Diluted:
      Income from continuing operations              $    .86       $    .96       $   1.46
      Income from discontinued operations                 .11            .35            .27
      Net income                                     $    .97       $   1.31       $   1.73

Average Shares Outstanding (000's) (Note 12)           42,350         41,958         41,842
Average Shares and Dilutive
   Equivalents Outstanding (000's) (Note 12)           43,240         42,502         42,278


                        See Summary of Accounting Policies and
                        Notes to Consolidated Financial Statements.

                             PITTWAY CORPORATION
                          Consolidated Balance Sheet
                          December 31, 1998 and 1997
                   (Dollars in thousands, except per share)


                                                     1998            1997
ASSETS

Current Assets:
   Cash and equivalents                           $   16,998      $   29,257
   Marketable securities                              44,200          27,583
   Accounts and notes receivable, less
     allowance for doubtful accounts of
     $12,173 in 1998 and $9,691 in 1997              263,127         199,222
   Inventories (Note 3)                              252,947         240,228
   Future income tax benefits (Note 7)                32,870          16,246
   Prepayments, deposits and other                    10,666           8,823
                                                     620,808         521,359

Property, Plant and Equipment:
   Buildings                                          39,645          38,250
   Machinery and equipment                           225,835         194,479
                                                     265,480         232,729
   Less:  Accumulated depreciation                   132,679         109,118
                                                     132,801         123,611
   Land                                                2,481           2,307
                                                     135,282         125,918

Investments:
   Marketable securities                              51,994          30,015
   Investment in affiliate (Note 5)                   21,616          20,441
   Real estate and other ventures                     49,131          43,388
   Leveraged leases (Note 6)                          16,821          18,559
                                                     139,562         112,403

Other Assets:
   Goodwill, less accumulated amortization
     of $9,642 in 1998 and $7,293 in 1997            134,686          54,964
   Other intangibles, less accumulated
     amortization of $6,266 in 1998 and
     $5,489 in 1997                                    2,906           3,207
   Notes receivable                                   15,862           7,534
   Investment in discontinued operations                              58,397
   Miscellaneous                                      25,949          26,912
                                                     179,403         151,014
                                                  $1,075,055      $  910,694

                        See Summary of Accounting Policies and
                        Notes to Consolidated Financial Statements.

                                                     1998            1997
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable (Note 4)                         $   92,395      $   32,336
   Long-term debt due within one year (Note 4)        16,719           5,730
   Dividends payable                                   1,240           1,719
   Accounts payable                                  167,773         151,410
   Accrued expenses                                   59,484          43,166
   Income taxes payable                                6,136           7,175
   Retirement and deferred compensation plans          5,580          10,562
                                                     349,327         252,098

Long-Term Debt (Note 4):
   Notes payable, 6.70% and 6.81%, due in
     annual installments of $5 million
     beginning 1999 with the balance due 2005         70,000          75,000
   Capitalized leases, principally at
     5.0% - 7.6%, due in monthly installments
     through 2005                                     10,176           9,049
   Other                                              24,433          11,166
                                                     104,609          95,215

Deferred Liabilities:
   Income taxes (Note 7)                              71,114          62,611
   Litigation (Note 11)                               43,000
   Other                                              11,841          13,636
                                                     125,955          76,247

Stockholders' Equity:
   Preferred stock, authorized 2,000,000
     shares; none issued
   Common capital stock, $1 par value
    (Note 12) -
      Common stock, authorized 120,000,000
        shares; 7,877,664 and 3,938,832 shares
        issued and outstanding in 1998 and
        1997, respectively                             7,878           3,939
      Class A stock, authorized 100,000,000
        shares; 34,763,291 and 17,052,543
        shares issued and outstanding in 1998
        and 1997, respectively                        34,763          17,052
   Capital in excess of par value                     18,671          24,523
   Retained earnings                                 417,363         440,536
   Accumulated other comprehensive
     income (loss) -
      Marketable securities valuation adjustment      22,416           8,823
      Foreign currency translation adjustment         (5,927)         (7,739)
                                                     495,164         487,134
                                                  $1,075,055      $  910,694

                             PITTWAY CORPORATION
                     Consolidated Statement of Cash Flows
              For the Years Ended December 31, 1998, 1997 and 1996
                   (Dollars in thousands, except per share)

                                                           1998        1997        1996
Cash Flows From Continuing Operating Activities:
   Income from continuing operations                   $  36,897   $  40,608   $  61,692
   Adjustments to reconcile income from continuing
    operations to cash provided by continuing
    operating activities:
      Depreciation and amortization                       35,694      28,141      22,288
      Gain on sale of investment, net of taxes                                    (8,149)
      Equity in affiliate, net of taxes                     (734)      6,714     (14,547)
      Deferred income taxes                                 (677)     (1,741)     (1,750)
      Retirement and deferred compensation plans          (5,110)      7,060       6,947
      Income/loss from investments adjusted for cash
        distributions received                             1,853         292         619
      Provision for losses on accounts receivable          5,462       4,298       4,222
      Provision for patent litigation, net of taxes       26,875
      Loss (gain) on sale of assets                          304         453        (112)
      Change in current assets and liabilities,
        excluding effects from acquisitions,
        dispositions and foreign currency adjustments:
           Increase in accounts receivable               (38,479)    (27,578)    (36,399)
           Decrease (increase) in inventories              1,883     (39,913)    (48,387)
           (Increase) decrease in prepayments and
             deposits                                       (363)     (1,454)      1,388
           Increase in accounts payable and accrued
             expenses                                      7,213      17,090      49,846
           Increase in income taxes payable                1,034       1,936         114
      Other changes, net                                     546        (433)       (822)
   Net cash provided by operating activities              72,398      35,473      36,950
Cash Flows From Investing Activities:
   Capital expenditures                                  (37,380)    (43,318)    (45,367)
   Proceeds from the sale of investment, net of taxes                             10,748
   Net (increase) decrease in marketable securities      (16,489)        591         502
   Dispositions of property and equipment                    392         259         736
   Additions to investments                               (3,339)     (3,592)     (4,566)
   Net (increase) decrease in notes receivable           (16,179)      2,922      (4,434)
   Net assets of businesses acquired, net of
     cash received                                       (85,748)    (23,815)     (3,263)
   Net cash used by investing activities                (158,743)    (66,953)    (45,644)
Cash Flows From Financing Activities:
   Net increase in notes payable                          57,387      26,778       1,730
   Proceeds of long-term debt                             20,227      12,314       5,284
   Repayments of long-term debt                           (9,079)     (8,377)     (5,284)
   Stock options exercised                                 6,736       1,060         133
   Dividends paid                                         (6,286)     (6,736)     (6,752)
   Net cash provided (used) by financing activities       68,985      25,039      (4,889)
Effect of Exchange Rate Changes on Cash                      352        (269)        210
Net Cash Provided by Discontinued Operations               4,749       3,489      15,653
Net (Decrease) Increase in Cash and Equivalents          (12,259)     (3,221)      2,280
Cash and Equivalents at Beginning of Year                 29,257      32,478      30,198
Cash and Equivalents at End of Year                    $  16,998   $  29,257   $  32,478

Supplemental Cash Flow Disclosure:
   Interest paid                                       $  12,868   $  10,950    $   8,517
   Income taxes paid                                   $  30,365   $  25,490    $  26,343

                        See Summary of Accounting Policies and
                        Notes to Consolidated Financial Statements.

                              PITTWAY CORPORATION
                 Consolidated Statement of Stockholders' Equity
              For the Years Ended December 31, 1998, 1997 and 1996
                    (Dollars in thousands, except per share)

                                                                                        Accumulated
                                Common Stock      Class A Stock     Capital In             Other        Total            Total
                                        Par                  Par    Excess of  Retained Comprehensive Stockholders' Comprehensive
                              Shares    Value    Shares     Value   Par Value  Earnings Income (Loss)   Equity       Income (Loss)
Balance - December 31, 1995  3,938,832 $3,939  16,973,313  $16,973  $  21,423  $325,420  $  (4,729)    $ 363,026
  Net income                                                                     73,042                   73,042      $ 73,042
  Cash dividends declared:
    Common stock                                                                 (1,051)                  (1,051)
    Class A stock                                                                (5,658)                  (5,658)
  Shares issued pursuant
    to stock options                               14,309       14        291                                305
  Net unrealized gains on
    marketable securities                                                                   14,472        14,472        14,472
  Foreign currency
    translation adjustments                                                                  2,736         2,736         2,736
Balance - December 31, 1996  3,938,832  3,939  16,987,622   16,987     21,714   391,753     12,479       446,872      $ 90,250
  Net income                                                                     55,514                   55,514      $ 55,514
  Cash dividends declared:
    Common stock                                                                 (1,051)                  (1,051)
    Class A stock                                                                (5,680)                  (5,680)
  Shares issued pursuant to
    stock options and awards                       64,921       65      2,809                              2,874
  Net unrealized losses on
    marketable securities                                                                   (3,630)       (3,630)       (3,630)
  Foreign currency
    translation adjustments                                                                 (7,765)       (7,765)       (7,765)
Balance - December 31, 1997  3,938,832  3,939  17,052,543   17,052     24,523   440,536      1,084       487,134      $ 44,119
  Net income                                                                     41,928                   41,928      $ 41,928
  Shares issued pursuant to
    stock options and awards                      345,876      346     11,352                             11,698
  Shares issued for
    acquisition                                    58,163       58      4,042                              4,100
  Cash dividends declared:
    Common stock                                                                   (868)                    (868)
    Class A stock                                                                (4,938)                  (4,938)
  Distribution of Penton
    Media, Inc. Common stock
    to stockholders                                                             (59,295)      (19)       (59,314)          (19)
  Two-for-one stock split    3,938,832  3,939  17,306,709   17,307    (21,246)
  Net unrealized gains on
    marketable securities                                                                  13,593         13,593        13,593
  Foreign currency
    translation adjustments                                                                 1,831          1,831         1,831
Balance - December 31, 1998  7,877,664 $7,878  34,763,291  $34,763   $ 18,671  $417,363  $ 16,489      $ 495,164      $ 57,333

                        See Summary of Accounting Policies and
                        Notes to Consolidated Financial Statements.

SUMMARY OF ACCOUNTING POLICIES
(Dollars in thousands)


Basis of Presentation

The consolidated financial statements include the accounts of Pittway Corporation and its majority-owned subsidiaries (the "Company"). Periods prior to 1998 have been restated to reflect the discontinuation of the publishing business which was spun off in 1998 (Note 1). Except where otherwise indicated, the following notes relate to continuing operations. The Company follows the equity method of accounting for its investments in greater than 20%-owned but less than majority-owned affiliates. All share and per share data, as appropriate, reflect a 2-for-1 stock split paid September 11, 1998 (Note 12). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year classification.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Cash Equivalents

Cash equivalents are generally comprised of highly liquid instruments with original maturities of three months or less, such as treasury bills, certificates of deposit, commercial paper and time deposits.


Marketable Securities

Current marketable securities consist principally of auction rate preferred stocks. Non-current marketable securities consist of stock in United States Satellite Broadcasting Company, Inc. ("USSB"), a satellite broadcast company. The Company records its investments in marketable securities at market value. Changes in market value for these securities are reported, net of tax, in a separate component of stockholders' equity until realized.


Inventories

Inventories are stated at cost, which is lower than market. Costs included in inventories are raw materials, direct labor and manufacturing overhead. Cost of substantially all domestic inventories is determined by using the last-in, first-out (LIFO) method, while the remaining inventories are valued primarily using the first-in, first-out (FIFO) method.


Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method for financial reporting purposes. Depreciation expense amounted to $32,559, $25,880 and $20,638 in 1998, 1997 and 1996, respectively.

Investments

Investment in affiliate consists of an equity interest in Cylink
Corporation ("Cylink"), a manufacturer of commercial data encryption devices and software. The Company accounts for its investment in Cylink under the equity method.

Real estate and other ventures consist principally of equity interests in limited real estate partnerships and land held for development. The Company's adjusted basis in certain of the limited real estate partnerships is carried at zero, and investments in other partnerships and ventures are carried on a cost basis. Cash distributions accruing from these partnerships and ventures are recorded as income from investments.

Leveraged leases consist of the rentals receivable net of the principal and interest on the related nonrecourse debt, estimated residual value of the leased property and unearned income. The unearned income is recognized as income from investments over the lease term.


Intangible Assets

Management believes that goodwill, trademarks and tradenames acquired in purchase transactions have continuing value. It is the Company's policy to amortize such costs over periods of up to 40 years except for the costs of such assets acquired prior to 1970. Intangible assets of approximately $2,052 related to pre-1970 acquisitions are not being amortized because the Company believes there has been no diminution of value.

Other intangibles acquired in purchase transactions or developed, consisting of non-compete agreements, patents and software development costs, are capitalized and amortized over their estimated useful lives.

The carrying value of intangible assets is periodically reviewed by the Company and impairment is recognized when the projected, undiscounted net pretax cashflows derived from such intangible assets are less than their carrying value.


Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Statement requires the addition of comprehensive income and its components in financial statement format. Other comprehensive income (loss) includes cumulative foreign currency translation adjustments and unrealized investment gains and losses, which are not included in income under current accounting principles. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The unrealized gains/losses on marketable securities are net of income tax (benefit) of $8,411, $(2,137), and $8,812 in 1998, 1997 and 1996, respectively. Net unrealized gains/losses on marketable securities includes reclassification adjustments for gains (losses) realized in income from the sale of securities of $80, $156 and $(318) in 1998, 1997 and 1996, respectively.


Research and Development Expenses

Research and development costs are expensed as incurred. These costs amounted to $33,243, $24,316, and $18,077 in 1998, 1997 and 1996,
respectively.

Advertising and Promotion Expenses

Advertising and promotion costs are expensed as incurred. These costs amounted to $12,298, $11,627 and $10,355 in 1998, 1997 and 1996,
respectively.


Income Taxes

Provisions for income taxes recognize the tax effects of all transactions entering into the determination of net income for financial statement purposes, irrespective of when such transactions are reported for income tax purposes. Deferred income taxes and future income tax benefits have been recognized for all temporary differences.


Translation of Foreign Currencies

The functional currency of the Company's foreign operations is the local currency. Accordingly, assets and liabilities of foreign operations are translated to U.S. dollars at the rates of exchange on the balance sheet date; income and expense are translated at the average rates of exchange prevailing during the year. Translation adjustments are accumulated in a separate section of stockholders' equity. Transaction gains and losses are reflected in miscellaneous income and amounted to net expenses of $1,087, $1,041 and $102 in 1998, 1997 and 1996, respectively.


Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue accounting for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Class A stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for other stock-based awards is based on the quoted market price of the Company's Class A stock at the date of grant for performance and bonus share awards and, for stock appreciation rights, the changes in such stock price during each subsequent reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share)


Note 1 - Discontinued Operations

In December 1997 the Company announced its intention to distribute its investment in Penton Media, Inc. ("Penton"), a wholly-owned subsidiary of the Company, to stockholders in a tax-free spin-off. The distribution was completed on August 7, 1998. A provision was recorded in the second quarter for divestiture expenses totaling $617 net of taxes ($.02 per diluted share).

At December 31, 1997 the investment in the net assets of the discontinued operations consisted of:

Current assets                                $ 39,126
Current liabilities                            (64,346)
Net current liabilities                        (25,220)
Net property, plant and equipment               27,242
Other non-current assets                        76,923
Non-current liabilities                        (20,548)
                                              $ 58,397

Net sales of the discontinued operations prior to their disposition were $126,137, $204,931 and $188,122 for 1998, 1997 and 1996, respectively.


Note 2 - Acquisitions

During 1998, the Company acquired the assets and businesses of a domestic manufacturer of access control systems, a domestic distributor of alarm and other security products, a Canadian manufacturer of video transmission equipment and six overseas alarm businesses for stock and cash totaling $89,848 plus debt assumed of $10,979. On a date no later than 2003, the Company has agreed to purchase the remaining minority interest in one of the foreign businesses at a formula price tied to future earnings but not to exceed $14,400. The six overseas operations consist of two manufacturers of fire alarm controls, one manufacturer of CCTV surveillance domes, one distributor of fire alarm systems and two distributors of security and fire alarm products.

During 1997, the Company acquired the assets and businesses of a foreign distributor of alarm and other security products and one domestic and one foreign manufacturer and distributor of fire control products. The total purchase price for these businesses was $23,815 cash paid and $6,359 of debt assumed.

During 1996, the Company acquired the assets and businesses of two foreign distributors of alarm systems and a domestic manufacturer of glass break sensors. The total purchase price for these businesses was $3,263 cash and $3,516 of debt assumed.

All the aforementioned acquisitions were accounted for as purchase transactions. The impact of these acquisitions on consolidated results of operations was not significant. These companies have been included in the consolidated financial statements from their respective dates of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $80,997, $24,966 and $5,262 in 1998, 1997 and 1996, respectively, are being amortized over periods up to 40 years.

Note 3 - Inventories

At December 31, 1998 and 1997 approximately 86% and 88%, respectively, of the total inventories are accounted for by the LIFO method. The recorded value of inventory approximates current cost. At year end, inventories consist of:

                                     1998          1997
Raw materials                      $ 57,763     $ 58,322
Work-in-process                      22,089       16,501
Finished goods -
  Manufactured by the Company        98,199       89,777
  Manufactured by others             74,896       75,628
                                   $252,947     $240,228


Note 4 - Debt

The average annual interest rate on short-term notes payable was approximately 5.8% (5.6% domestic and 7.1% foreign) and 6.5% (6.2% domestic and 8.1% foreign) at December 31, 1998 and 1997, respectively. There are no compensating balance or commitment fee requirements associated with these short-term borrowings. The Company has guaranteed indebtedness of $1,250 relating to real estate ventures in which it participates.

The Company's capitalized lease obligations are collateralized by certain equipment. Other long-term debt bears interest principally at 4% to 9%, with maturities through 2009. Aggregate long-term maturities due annually for the five years beginning in 1999 are $16,719, $25,055, $8,521, $8,725, $7,648 and an aggregate of $54,660 thereafter.


Note 5 - Investment in Affiliate

The Company's investment in Cylink consists of 8,606,085 shares of common stock. See Note 13 regarding the fair value of the investment.

In March 1998 Cylink sold its wireless division for $60.5 million. The Company increased the carrying value of its investment in Cylink by $6,646 and recorded an after-tax gain of $4,154, or $.10 per diluted share, to reflect its equity in the gain on this divestiture. An after-tax charge of $541, or $.01 per diluted share, resulting from the restatement by Cylink of its 1997 earnings is included in the Company's 1998 fourth quarter results of operations.

In September 1997, Cylink acquired Algorithmic Research, an information security company, for cash and Cylink stock totaling $76,263. The Company increased the carrying value of its investment in Cylink by $6,396 and recorded a $3,997 after-tax gain, or $.09 per diluted share, as a result of the stock issued in the acquisition and reduced the carrying value of its investment in Cylink by $18,943 and recorded an $11,839 after-tax expense, or $.28 per diluted share, for its equity in Cylink's write-off of "in-process technology" acquired in the transaction.

In February 1996, the carrying value of the investment in Cylink was increased by $23,279 to reflect the increase in the Company's equity in Cylink's net book value as a result of an initial public offering. The after-tax gain recorded on the increase in Cylink's equity was $14,413, or $.34 per diluted share.

Summarized results of operations of Cylink for the years ended December 31, 1998 and 1997 (as restated) are as follows:

                                                    1998           1997
Sales                                            $ 42,760       $ 47,690
Gross profit                                       25,862         33,704
Write-off of "in-process technology"                             (63,920)

Loss from continuing operations                  $(17,356)      $(64,955)
(Loss) income from discontinued operations           (259)         3,210
Gain on disposal of discontinued operations        22,776
Net income (loss)                                $  5,161       $(61,745)

Summarized financial position of Cylink at December 31, 1998 and 1997 (as restated) is as follows:

                                                    1998           1997
Current assets                                   $ 79,537       $ 58,137
Non-current assets                                 14,781         18,418
Current liabilities                               (18,950)       (10,152)
Non-current liabilities                              (147)          (269)
Stockholders' equity                             $ 75,221       $ 66,134


Note 6 - Leveraged Leases

The Company is an equity participant in leveraged leases of an aircraft and communication satellite transponders. As the Company has no general liability for the nonrecourse debt attributable to the acquisition of such assets, the debt has been offset against the related rentals receivable. The net investment in leveraged leases consists of:

                                                    1998           1997
Rentals receivable (net of principal
  and interest on nonrecourse debt)              $  9,831       $ 11,900
Estimated residual value                           11,432         11,432
Unearned and deferred income                       (4,442)        (4,773)
Investment in leveraged leases                     16,821         18,559
Deferred income taxes                             (16,180)       (18,597)
Net investment                                   $    641       $    (38)

A summary of the components of income from leveraged leases follows:

                                             1998       1997       1996
Income (loss) before income taxes         $   222     $   (81)     $ 433
Income tax benefit (cost) -
  Current                                  (2,495)     (1,005)      (911)
  Deferred                                  2,417       1,033        759
Income (loss) from leveraged leases       $   144     $   (53)     $ 281

Minimum annual rentals receivable (net of principal and interest on nonrecourse debt) under leveraged leases for the next five years beginning with 1999 are $1,751, $3,487, $483, $98, $98 and an aggregate of $3,914 thereafter.

Note 7 - Income Taxes

Income before income taxes consists of:

                                             1998       1997       1996
Domestic income                            $48,407    $58,849    $90,658
Foreign income                               8,252      4,441      5,709
                                           $56,659    $63,290    $96,367

The provision for income taxes consists of:

                                             1998       1997       1996
Current -
  Federal                                 $ 26,415    $22,905    $22,116
  State and local                            4,406      2,764      2,951
  Foreign                                    5,302      2,761      2,462
                                            36,123     28,430     27,529
Deferred -
  Federal                                  (12,980)    (5,321)     6,132
  State and local                           (1,972)      (260)       836
  Foreign                                   (1,409)      (167)       178
                                           (16,361)    (5,748)     7,146
                                          $ 19,762    $22,682    $34,675

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes is as follows:

                                             1998       1997       1996
Income tax at statutory rate              $ 19,831    $22,152    $33,728
Tax effect of -
  State income taxes, net of
    Federal benefit                          1,582      1,628      2,462
  Foreign operations                         1,004      1,040        642
  Domestic tax credits                      (1,737)    (1,306)      (649)
  Other items, net                            (918)      (832)    (1,508)
Actual income tax provision               $ 19,762    $22,682    $34,675

Effective income tax rate                     34.9%      35.8%      36.0%

The components of the deferred tax liabilities (assets) at December 31, 1998 and 1997 are comprised of the following:

                                                    1998           1997
Deferred tax liabilities -
  Leveraged leases                                $ 16,180       $ 18,597
  Real estate ventures -
    Affordable housing                              22,467         16,799
    Other                                            3,287          4,308
  Prepaid pension                                    9,695          9,253
  Investment in affiliate                            6,362          5,760
  Investment in USSB                                13,790          5,418
  Purchased tax benefit leases                       2,550          3,091
  Depreciation                                       1,592            291
  State income taxes, net of
    Federal benefit                                    685          4,497
  Other                                              3,823          1,744
  Total deferred tax liabilities                    80,431         69,758
Deferred tax assets -
  Patent litigation                                (15,050)
  Inventory valuation                               (9,983)        (9,153)
  Tax loss carryforwards                            (5,777)        (4,967)
  Deferred compensation                             (4,501)        (7,339)
  Bad debts                                         (2,628)        (2,231)
  Workers compensation                              (2,852)        (1,428)
  Other                                             (7,173)        (3,242)
  Total deferred tax assets                        (47,964)       (28,360)
Valuation allowance                                  5,777          4,967
Net deferred tax liability                        $ 38,244       $ 46,365

The valuation allowance relates to tax loss carryforwards of which $892 as of December 31, 1998 will be credited to goodwill when and if utilized.

The Company's federal income tax returns have been examined through 1995 without material adjustment of reported income.


Note 8 - Stock Options and Awards

The Company's 1990 stock awards plan (the "Plan"), as amended in 1998 and adjusted for the September 1998 2-for-1 stock split, provides for the issuance of up to 6,400,000 shares of Class A stock to employees pursuant to options, performance and bonus share awards, stock appreciation rights ("SARs") and other awards. Certain awards are payable in the form of Class A stock or cash. Performance share awards vest ratably over terms of five years or less. Options and SARs vest over a three year period and are exercisable up to ten years from date of grant. Shares are issued or cash is paid pursuant to performance and bonus share awards upon specified maturity dates. During 1998, the Compensation Committee accelerated the vesting of awards held by Penton employees prior to the Penton spin-off and amended all other outstanding options and awards to reflect the valuation of the spin-off resulting in an increase of 685,312 options and awards.

Activity in options, performance and bonus share awards under the Plan, restated for the 2-for-1 stock split and the Penton spin-off, as provided by the Plan, follows:

                                              1998        1997        1996

Outstanding at beginning of year           2,819,135   2,283,428   1,604,081
Granted                                      949,027     728,903     743,648
Exercised                                   (671,583)   (190,496)    (61,600)
Cancelled                                    (41,669)     (2,700)     (2,700)
Outstanding at end of year                 3,054,910   2,819,135   2,283,428
Exercisable at end of year                   990,623     927,577     531,311
Shares available for grant                 2,405,407     688,397   1,399,391

Weighted average exercise price information follows:

                                              1998        1997        1996
Outstanding at beginning of year              $13.44      $10.99     $  8.46
Granted                                        24.73       20.27       15.93
Exercised                                      12.91       10.36        4.59
Cancelled                                      19.03       16.02       16.02
Outstanding at end of year                     16.99       13.44       10.99
Exercisable at end of year                      8.59        7.46        6.14

The following non-qualified options outstanding at December 31, 1998 exclude 375,680 performance and bonus share awards, of which 96,813 are issuable in 1999:

Range of                Outstanding                  Exercisable
Exercise                  Average    Average                  Average
Prices         Shares      Price    Life (yrs)     Shares      Price
$20-$27      1,283,742    $23.33       7.1
$11-$16        745,470    $13.75       6.7         340,605     $11.05
$ 3-$ 9        650,018    $ 7.30       4.7         650,018     $ 7.30

The Company's 1998 and 1996 stock option plans for non-employee directors ("Directors' Plans") provide for the issuance of up to a total of 195,000 shares of Class A stock which are awarded at the market value on the date of the award. Options for 7,830 and 62,400 shares were granted in 1998 and 1996 at an average exercise price per share of $26.22 and $18.27, respectively. Options for 59,830 and 57,200 shares were outstanding at December 31, 1998 and 1997 of which 42,308 and 31,200 shares, respectively, were exercisable. Options for 5,200 shares were exercised in 1998 and 5,200 shares were cancelled in 1997. Options expire at the earlier of maturity (up to ten years from the date of grant) or five years after the optionee ceases to be a member of the Board.

The fair value of options at date of grant was $7.88 in 1998, $8.63 in 1997 and $6.99 in 1996 for the Plan and $9.39 and $7.95 in 1998 and 1996
for the Directors' Plans. These values were determined by the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: interest rate of 5.5%, 5.6% and 6.4%; an expected life of 5 years, 8 years and 8 years; a volatility of 26%, 27% and 27%; and annual dividends of $.12 per share for all three years.

Total expense under these plans was $1,870, $4,086 and $4,558 in 1998, 1997 and 1996, respectively. If the Company had adopted SFAS No. 123 with respect to options, net income would have been $38,583 or $.89 per diluted share in 1998, $53,112, or $1.25 per diluted share in 1997, and $71,685, or $1.70 per diluted share in 1996. The pro forma effect on net income in 1996 is not representative of the effect in future years because it does not take into consideration options granted prior to 1995.

Note 9 - Retirement Plans

The Company has various noncontributory retirement plans covering substantially all current and certain former domestic employees. Retirement benefits for employees in foreign countries are generally provided by national statutory programs. Benefits for domestic employees are based on years of service and annual compensation as defined by each plan. The components of net pension expense for the domestic plans consist of:

                                             1998       1997       1996
Service cost                               $ 4,059    $ 3,348    $ 2,890
Interest cost                                2,689      2,358      2,092
Expected return on plan assets              (5,406)    (4,838)    (4,394)
Amortization of transition asset              (624)      (624)      (624)
Amortization of prior service cost             234        238        238
Recognized (gains) losses                     (126)       566        798
Net pension expense                        $   826    $ 1,048    $ 1,000

The expected return on plan assets and recognition of gains and losses are based upon an allocation of deferred gains and losses and plan assets made between the Company and Penton Media, Inc. in connection with the spin-off.

The assets and obligations of the domestic plans for continuing operations are summarized as follows:

                                                    1998           1997

Change in benefit obligation -
  Projected benefit obligation
    at beginning of year                           $38,561        $33,856
  Service cost                                       4,059          3,348
  Interest cost                                      2,689          2,358
  Actuarial loss                                       842            689
  Benefits paid                                     (1,888)        (1,690)
  Projected benefit obligation at end of year      $44,263        $38,561

Change in plan assets -
  Fair value of plan assets at beginning of year   $78,186        $68,313
  Actual return on plan assets                      (6,177)        11,563
  Benefits paid                                     (1,888)        (1,690)
  Fair value of plan assets at end of year         $70,121        $78,186

Funded status of plans -
  Plan assets in excess of projected
    benefit obligation                             $25,858        $39,625
  Unrecognized loss (gain)                             368        (12,183)
  Unrecognized prior service cost                      632            866
  Unamortized transition net asset                  (1,248)        (1,872)
  Prepaid pension cost                             $25,610        $26,436

Assumptions as of December 31 -
  Discount rate                                         7%             7%
  Expected return on plan assets                        7%             7%
  Rate of compensation increase                         5%             5%

Note 10 - Lease Commitments

The Company leases certain manufacturing facilities, warehouses, office space and equipment under noncancelable operating leases expiring at various dates through the year 2013. Most of the leases contain renewal options and certain equipment leases include options to purchase during or at the end of the lease term. Minimum annual rental commitments under all noncancelable leases for the next five years beginning with 1999 are $22,506, $19,608, $16,048, $13,043, $10,233 and an aggregate of $28,075 thereafter. Rental commitments are stated net of minimum sublease rentals aggregating $3,352. Total rent expense (including taxes, insurance and maintenance when included in the rent) amounted to $21,066, $15,941 and $12,021 in 1998, 1997 and 1996, respectively.


Note 11- Contingencies and Commitments

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

In 1995 a lawsuit was brought against the Company by Interactive Technologies, Inc. ("ITI"), seeking lost profits and royalty damages of up to $66,800 on account of Company sales of products which the plaintiff alleged infringed on its patent. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful infringement. The Company moved for summary judgment of non-infringement and, in December 1997, the Court issued its order granting the Company partial summary judgment, stating its products did not literally infringe upon plaintiff's patent claims. In March 1998, the jury handed down a verdict against the Company awarding damages of $35,954. The jury found that the Company did not willfully infringe. The Company recorded a provision of $43,000 in the first quarter of 1998 which considers the judgment and interest. The Company has appealed the verdict.

In August 1998, ITI filed a second lawsuit against the Company which alleges that certain of the Company's products not specified in the prior litigation infringe on the same patent. This action has been stayed pending the outcome of the appeal of the jury award. The Company believes that the ultimate outcome of this lawsuit will not have a material adverse effect on its financial statements.

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

The Company has committed to invest up to a total of $45.9 million in certain affordable housing real estate ventures through 2005.

Note 12 - Capital Stock and Earnings Per Share

At the May 1998 annual stockholders' meeting, stockholders approved an increase in the number of authorized shares to 100,000,000 for Class A stock and 120,000,000 for Common stock.

In July 1998 the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on the Company's Common and Class A stock, payable September 11, 1998 to stockholders of record September 1, 1998. In January 1996 the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend on the Company's Common and Class A stock, payable March 1, 1996 to stockholders of record February 14, 1996. The effect of this split is presented retroactively within stockholders' equity at December 31, 1995 by transferring the par value for the additional shares issued from the capital in excess of par value account to the common stock accounts. All historical share and per share data, as appropriate, reflect these stock splits.

Except for voting and dividend rights, the two classes of common capital stock are identical. Class A stockholders are entitled to one-tenth vote per share and have the right to elect 25% of all directors, but not less than two. Common stockholders are entitled to one vote per share and have the right to elect the remaining number of directors. Upon a change of control of the Company (as defined in the Company's certificate of incorporation), the Class A stock will automatically be changed into Common stock.

Cash dividends declared on Class A stock are required to be 0.83 cents per share more than dividends declared on Common stock (up to a maximum of 3.33 cents per share per year). In recognition of the spin-off of Penton Media, Inc. on August 7, 1998 and the 2-for-1 stock split, the Board of Directors reduced the dividend on Common stock to an annual rate of 8.68 cents per share and the dividend on Class A stock to an annual rate of 12 cents per share. Cash dividends declared, in 1998, 1997 and 1996, adjusted for the stock split, were 11, 13.3 and 13.3 cents per share, respectively, for Common stock and 14.3, 16.7 and 16.7 cents per share, respectively, for Class A stock.

Basic net income per common share amounts were calculated by dividing earnings by the combined weighted average number of Class A and Common shares outstanding. Diluted net income per share amounts were based on the same reported earnings but assume the issuance of Class A stock upon exercise of outstanding stock options and distributable as performance and bonus share awards.


Note 13 - Fair Value of Financial Instruments

The carrying amount of cash and equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximates fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company's other financial instruments at year end:

                                           1998                   1997
                                   Carrying      Fair      Carrying      Fair
                                    Amount      Value       Amount      Value
Financial assets -
 Current marketable securities    $  44,200  $  44,200    $  27,583   $ 27,583
 Investment in USSB                  51,994     51,994       30,015     30,015
 Investment in Cylink                21,616     31,197       20,441     83,909
 Affordable housing investments      23,160     23,160       22,542     22,542
 Notes receivable                    19,276     19,251        8,092      8,074
Financial liabilities -
 Long-term debt                    (121,328)  (122,707)    (100,945)   (99,434)

The estimated fair values of marketable securities, the investment in USSB and the investment in affiliate are based on quoted market prices. The estimated fair values of the Company's investments in affordable housing projects were based upon available financial and other information. The estimated fair values of the notes receivable and long-term debt were calculated based upon the present value of estimated cash flows using appropriate discount rates.

At December 31, 1998 and 1997, current marketable securities consisted of auction rate preferred stocks, which had gross unrealized holding gains of $2 and $25, respectively. Realized gains and losses on sales of marketable securities are based upon the specific identification method and were not significant in 1998, 1997 or 1996.

In December 1998, Hughes Electronics Corporation ("Hughes") and USSB announced that they had reached agreement whereby Hughes would acquire USSB for approximately $1.3 billion with a minimum and maximum price per share of $10.50 to $18.00 based on the market value of Hughes stock during a specified period of time. In early 1999 Pittway sold one million of its 3.8 million shares of USSB at an average selling price of $15.18 per share and will sell its remaining shares if the acquisition is completed. In 1996 the Company sold 13% of its investment in USSB as part of an initial public offering of USSB common stock. The sale resulted in an after-tax gain of $8,149, or $.19 per diluted share. The Company recorded a charitable donation of appreciated shares of USSB stock in 1996 resulting in a tax benefit of $849, or $.02 per diluted share. Unrealized holding gains in this investment were $36,205 and $14,226 at December 31, 1998 and 1997, respectively.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts and the estimates presented above may not necessarily be indicative of the amounts that the Company could realize in a current market exchange.


Note 14 - Segment Information

The Company operates principally in two reportable segments. The Alarm Manufacturing segment designs, manufactures and sells an extensive line of burglar and commercial fire alarm equipment and other security products. Manufacturing sales are made through the Alarm Distribution segment and directly to third-party customers. The Company's management has aggregated its alarm manufacturing businesses as one reportable segment due to strong similarities in the economic characteristics, nature of products and services, production processes, types of customers, regulatory environment and distribution methods used. The Alarm Distribution segment sells only to third-party customers alarm and other security products manufactured by the Company and by other companies.

The Company principally evaluates performance based on sales and operating income. Sales within and between segments and geographic areas are made at approximate arm's-length prices. Sales and expenses which are not related to or identifiable with specific segments are included in General Corporate and Other. Identifiable assets are those assets that are specifically identified with the industry segments and geographic areas in which operations are conducted. General Corporate and Other assets include all prepaid pension costs, future tax benefits, marketable securities and other investments. Eliminations include sales between segments and geographic areas and related intercompany accounts. Export sales were not material and no single customer accounted for ten percent of sales.

                                          1998         1997        1996
SEGMENTS

Sales -
  Alarm Manufacturing                  $  737,418   $  664,256   $ 512,126
  Alarm Distribution                      822,348      691,570     558,005
  General Corporate and Other                 458           64         586
  Less Manufacturing sales
    to Distribution                      (233,578)    (212,118)   (147,264)
                                       $1,326,646   $1,143,772   $ 923,453
Operating income - *
  Alarm Manufacturing                  $   73,239   $   66,119   $  49,343
  Alarm Distribution                       31,615       27,534      24,032
  General Corporate and Other              (3,985)      (6,785)     (6,660)
  Eliminations                              3,573       (4,367)     (3,010)
                                       $  104,442   $   82,501   $  63,705
Total assets - **
  Alarm Manufacturing                  $  602,383   $  460,482   $ 375,008
  Alarm Distribution                      298,078      259,122     208,782
  General Corporate and Other             253,773      203,850     231,282
  Eliminations                            (79,179)     (71,157)    (44,821)
                                       $1,075,055   $  852,297   $ 770,251
Capital expenditures -
  Alarm Manufacturing                  $   30,782   $   37,924   $  41,815
  Alarm Distribution                        6,369        5,277       3,372
  General Corporate and Other                 229          117         180
                                       $   37,380   $   43,318   $  45,367
Depreciation and amortization -
  Alarm Manufacturing                  $   31,038   $   24,771   $  19,672
  Alarm Distribution                        4,436        3,141       2,379
  General Corporate and Other                 220          229         237
                                       $   35,694   $   28,141   $  22,288

GEOGRAPHIC REGION

Sales -
  Domestic                             $1,151,323   $  999,756   $ 797,574
  Foreign                                 227,611      188,038     160,765
  Eliminations                            (52,288)     (44,022)    (34,886)
                                       $1,326,646   $1,143,772   $ 923,453
Total assets - **
  Domestic                             $  873,314   $  705,857   $ 649,560
  Foreign                                 218,479      161,994     145,710
  Eliminations                            (16,738)     (15,554)    (25,019)
                                       $1,075,055   $  852,297   $ 770,251

*    Excludes $43,000 litigation provision recorded in 1998.
** Excludes investment in discontinued operations of $58,397 in 1997 and $47,058 in 1996.

Note 15 - Quarterly Results (Unaudited)

Quarterly results of operations for the years ended December 31, 1998 and 1997 are shown below:

                          First        Second     Third    Fourth      Total

Net Sales
  1998                  $304,139      $325,538  $344,488  $352,481  $1,326,646
  1997                   252,492       285,158   306,536   299,586   1,143,772

Gross Profit
  1998                  $103,955      $109,255  $117,835  $121,541  $  452,586
  1997                    84,337        96,940   103,668   109,400     394,345

Net Income (Loss)
  1998 (b)              $ (7,995)(a)  $ 19,328  $ 16,661  $ 13,934  $   41,928
  1997 (b)                12,296        16,598     8,335    18,285      55,514

Net Income (Loss)
  Per Share -
    Basic
      1998 (b)          $   (.19)(a)  $    .46  $    .39  $    .33  $      .99
      1997 (b)               .29           .40       .20       .44        1.32

    Diluted
      1998 (b)          $   (.19)(a)  $    .45  $    .38  $    .32  $      .97
      1997 (b)               .29           .39       .20       .43        1.31

(a) Includes after-tax patent litigation provision of $26,875 ($.64 per basic share, $.63 per diluted share) recorded in the 1998 first quarter.

(b) Includes discontinued operations and changes in equity in Cylink after taxes, as follows:

                          First        Second     Third    Fourth      Total
 Discontinued Operations -
   Income (loss)
     1998               $  2,348      $  3,056  $   (373)           $    5,031
     1997                  2,726         4,883     3,225  $  4,072      14,906

   Per Share - Basic
     1998               $    .06      $    .07  $   (.01)           $      .12
     1997                    .06           .12       .08  $    .10         .35

   Per Share - Diluted
     1998               $    .06      $    .07  $   (.01)           $      .11
     1997                    .06           .11       .08  $    .10         .35

 Changes in equity
  in Cylink -
   Income (loss)
     1998               $  4,553      $    386  $   (542) $ (3,663) $      734
     1997                    384           238    (7,650)      314      (6,714)

   Per Share - Basic
     1998               $    .11      $    .01  $   (.01) $   (.08) $      .02
     1997                    .01           .01      (.18)      .01        (.16)

   Per Share - Diluted
     1998               $    .11      $    .01  $   (.01) $   (.08) $      .02
     1997                    .01           .01      (.18)                 (.15)

                      Report of Independent Accountants

To the Board of Directors and Stockholders of Pittway Corporation

In our opinion, the consolidated financial statements, listed in the index appearing under Item 8 on page 17, present fairly, in all material respects, the financial position of Pittway Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Pittway Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 16, 1999


                             Report of Management

Management's Responsibility for Financial Statements

The financial statements of Pittway Corporation and its consolidated subsidiaries, and all other information presented in this Annual Report, are the responsibility of the management of the Company. These statements have been prepared in accordance with generally accepted accounting principles and reflect in all material respects the substance of events and transactions that should be included.

Management is responsible for the accuracy and objectivity of the financial statements, including estimates and judgments reflected therein, and fulfills this responsibility primarily by establishing and maintaining accounting systems and practices adequately supported by internal accounting controls. Management believes that the internal accounting controls in use are satisfactory to provide reasonable assurance that the Company's assets are safeguarded, that transactions are executed in accordance with management's authorizations, and that the financial records are reliable for the purpose of preparing financial statements.

Independent accountants were selected by the Board of Directors, upon the recommendation of the Audit Committee, to audit the financial statements in accordance with generally accepted auditing standards. Their audits, as well as those of the Company's internal audit department, include a review of internal accounting control policies and procedures and selective tests of transactions.

The Audit Committee of the Board of Directors, which consists of three directors who are not officers or employees of the Company, meets regularly with management, the internal auditors and the independent accountants to review matters relating to financial reporting, internal accounting controls, and auditing. The independent accountants have unrestricted access to the Audit Committee.

King Harris                               Paul R. Gauvreau
President and Chief Executive Officer     Financial Vice President,
                                            Treasurer
                                            and Chief Financial Officer

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

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the headings "Nominees for Election by the Holders of Class A Stock", "Nominees for Election by the Holders of Common Stock", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 6, 1999 is incorporated herein by reference.

Item 11.  Executive Compensation

The information set forth under the headings "Compensation Committee Interlocks and Insider Participation", "Compensation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 6, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 6, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information set forth under the headings "Certain Transactions" (and the information set forth under the heading "Compensation Committee Interlocks and Insider Participation" which is cross-referenced under the heading "Certain Transactions") in the Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 6, 1999 is incorporated herein by reference.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial statements and financial statement schedule - See index to Consolidated Financial Statements and Financial Statement
     Schedule at page 17 of this Form 10-K

     Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 42-43 of this Form 10-K, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to Item 14 (c) of Form 10-K is so identified on the Index to Exhibits.

(b) No reports on Form 8-K have been filed during the fourth quarter of the year for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PITTWAY CORPORATION
                                    (Registrant)

                                    By :/s/Paul R. Gauvreau
                                    Paul R. Gauvreau
                                    Financial Vice President, Treasurer
                                    and Chief Financial Officer

Date:  March 19, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 1999.


/s/ Neison Harris                   /s/ Anthony Downs
Neison Harris, Director and         Anthony Downs, Director
Chairman of the Board

/s/King Harris                      /s/ Leo A. Guthart
King Harris, Director, President    Leo A. Guthart, Director
and Chief Executive Officer

/s/ Paul R. Gauvreau                /s/ Irving B. Harris
Paul R. Gauvreau, Principal         Irving B. Harris, Director
Financial and Accounting Officer

/s/ Eugene L. Barnett               /s/ William W. Harris
Eugene L. Barnett, Director         William W. Harris, Director

/s/ Fred Conforti                   /s/ Jerome Kahn, Jr.
Fred Conforti, Director             Jerome Kahn, Jr., Director

/s/ E. David Coolidge III           /s/ John McCarter
E. David Coolidge III, Director     John McCarter, Director

                                       PITTWAY CORPORATION
                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                        (Dollars in Thousands)

                                                      Additions
                                  Balance at  Charges to      From     Deductions    Balance
                                  beginning    costs and   businesses     from      at end of
                                  of period    expenses     acquired    reserve (a)    Period

1998
Allowance for doubtful accounts      $9,691     $5,462       $1,986      $4,966       $12,173
Inventory obsolescence reserve        9,047      3,926        1,221       1,784        12,410

1997
Allowance for doubtful accounts      $7,601     $4,298       $  319      $2,527       $ 9,691
Inventory obsolescence reserve        8,512      4,973          339       4,777         9,047

1996
Allowance for doubtful accounts      $6,496     $4,223       $   53      $3,171       $ 7,601
Inventory obsolescence reserve        6,613      2,686           29         816         8,512


(a) Deductions include write-off of accounts considered uncollectible, net of recoveries, or write-off of obsolete inventory and net foreign currency translation adjustments.

                                         INDEX TO EXHIBITS*


                                                               Sequential
Number and Description of Exhibit                            Page Number***


3.1   Restated Certificate of Incorporation of
      Registrant (incorporated by reference to Exhibit
      3.1 of the Registrant's Quarterly Report on Form
      10-Q for the quarter ended June 30, 1998).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of Registrant dated June 23, 1987
      (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.3 Certificate of Amendment of Restated Certificate of Incorporation of Registrant dated December 28,
      1989 (incorporated by reference to Exhibit 3.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.4 Certificate of Amendment to Restated Certificate of Incorporation dated May 9, 1996 (incorporated by reference to Exhibit 3.4 of the Registrant's
      Quarterly Report on Form 10-Q for the quarter ended
      June 30, 1998).

3.5 Certificate of Amendment to Restated Certificate of Incorporation dated May 7, 1998 (incorporated by reference to Exhibit 3.5 of the Registrant's
      Quarterly Report on Form 10-Q for the quarter ended
      June 30, 1998).

3.6   Bylaws of Registrant, as amended.

4.    Composite Conformed Copy of separate Note Purchase
      Agreements Dated as of December 15, 1995, each, between the Registrant and one of Metropolitan Life
      Insurance Company, Metropolitan Property and
      Casualty Insurance Company, Nationwide Life
      Insurance Company, Employers Life Insurance Company of Wausau, and West Coast Life Insurance Company without exhibits (incorporated by reference to Exhibit 4.0 of the Registrant's Annual Report on
      Form 10-K for the year ended December 31, 1995).

10.1 Pittway Corporation 1990 Stock Awards Plan, as amended (incorporated by reference to Exhibit 4 to the Registrant's Form S-8 Registration Statement
      No. 333 - 71613 filed with the Commission on
      February 1, 1999).

10.2  Pittway Corporation 1998 Director Stock Option
      Plan (incorporated by reference to Exhibit 4 of Registrant's Form S-8 Registration Statement No.
      333 - 71617 filed with the Commission on February
      1, 1999).

10.3  Pittway Corporation 1996 Director Stock Option
      Plan (incorporated by reference to Exhibit 4 of Registrant's Form S-8 Registration Statement No.
      333 - 12615 filed with the Commission on September
      25, 1996).

10.4 Employment Agreement with Paul R. Gauvreau dated as of January 1, 1998.**

10.5 Employment Agreement with Edward J. Schwartz dated as of January 1, 1998.**

10.6  Employment Agreement with King Harris dated as of
      January 1, 1996.  (incorporated by reference to
      Exhibit 10.6 of the Registrant's Annual Report on
      Form 10-K for the year ended December 31, 1995).**

10.7 Employment Agreement with Leo A. Guthart dated as of January 1, 1996. (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on
      Form 10-K for the year ended December 31, 1995).**

10.8 Combination Agreement, dated May 21, 1998, by and among Penton Media, Inc., DM Acquisition Corp.,
      Pittway Corporation, Donohue Meehan Publishing
      Company, William C. Donohue, and John J. Meehan
      (incorporated by reference to Exhibit 2.1 of the Penton Media, Inc. S-1 Registration Statement
      Number 333-56877 filed on June 15, 1998).

13.   1998 Annual Report to Stockholders.*

21.   Subsidiaries of the Registrant.

23.   Consent of Independent Accountants.

27.1  Financial Data Schedule for the year ended
      December 31, 1998 (submitted only in electronic format).

27.2 Restated Financial Data Schedule for the first three quarters of 1998 (submitted only in electronic format).

27.3 Restated Financial Data Schedule for the year ended December 31, 1997 and 1996, and the first three quarters of 1997 (submitted only in electronic format).



* This document, together with the Annual Report on Form 10-K, constitutes the 1998 Annual Report to
    Stockholders. This document, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as a part of this Form 10-K.

** This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item
    14 (c) of Form 10-K.

*** This information appears only in the manually signed original of this Form 10-K.