Form 10-Q
period 1999-03-31
PITTWAY CORP /DE/
filed 1999-05-06
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549-1004


                             FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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

                     Yes   X          No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 14, 1999).

                     Common Stock      7,877,664
                     Class A Stock    34,860,06

                  PITTWAY CORPORATION AND SUBSIDIARIES
                               FORM 10-Q
                    QUARTER ENDED MARCH 31, 1999
                                 INDEX




PART I.   FINANCIAL INFORMATION                                  Page

  ITEM 1. Financial Statements

          Consolidated Statement of Operations -
            Three Months Ended March 31, 1999 and 1998              3

          Consolidated Balance Sheet -
            March 31, 1999 and December 31, 1998                  4-5

          Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 1999 and 1998              6

          Notes to Consolidated Financial Statements             7-10

  ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations       11-14


PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings                                     14-16

  ITEM 6. Exhibits and Reports on Form 8-K                         17


SIGNATURES                                                         17






















                                     2

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
             (Unaudited; Dollars in Thousands, Except Per Share Data)

                                                  1999            1998
CONTINUING OPERATIONS -
  NET SALES................................     $381,906        $304,139

  OPERATING EXPENSES:
    Cost of sales..........................      240,011         192,332
    Selling, general and administrative....      104,751          82,039
    Provision for patent litigation........                       43,000
    Depreciation and amortization..........       10,991           8,423
                                                 355,753         325,794
  OPERATING INCOME (LOSS)..................       26,153         (21,655)

  OTHER INCOME (EXPENSE):
    Gain on sale of securities.............       11,002
    Change in equity of affiliate..........         (832)          7,284
    Income from marketable securities
      and other interest...................        1,301             779
    Interest expense.......................       (4,004)         (3,501)
    Income from investments................          219             223
    Miscellaneous, net.....................          226              29
                                                   7,912           4,814

  INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES.........       34,065         (16,841)

  PROVISION (CREDIT) FOR INCOME TAXES......       12,873          (6,498)

  INCOME (LOSS) FROM CONTINUING OPERATIONS.       21,192         (10,343)

INCOME FROM DISCONTINUED OPERATIONS
  NET OF INCOME TAXES OF $1,666............                        2,348

NET INCOME (LOSS)..........................     $ 21,192        $ (7,995)

INCOME (LOSS) PER SHARE OF COMMON
  AND CLASS A STOCK
   Basic:   Continuing operations..........     $    .50        $   (.25)
            Discontinued operations........                          .06
            Net income (loss)..............     $    .50        $   (.19)

   Diluted: Continuing operations..........     $    .49        $   (.25)
            Discontinued operations........                          .06
            Net income (loss)..............     $    .49        $   (.19)

CASH DIVIDENDS DECLARED PER SHARE:
  Common...................................     $  .0217        $  .0333
  Class A..................................     $  .0300        $  .0417

AVERAGE SHARES OUTSTANDING (000's).........       42,679          42,043
AVERAGE SHARES AND DILUTIVE
  EQUIVALENTS OUTSTANDING (000'S)..........       43,668          42,043

                         See accompanying notes.
                                    3

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1999 AND DECEMBER 31, 1998
                     (Unaudited; Dollars in Thousands)


                                              March 31,    December 31,
                                                1999           1998

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................    $    5,056    $   16,998
  Marketable securities..................        53,004        44,200
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $12,583 and $12,173..................       269,115       263,127
  Inventories............................       284,052       252,947
  Future income tax benefits.............        32,044        32,870
  Prepayments, deposits and other........        11,926        10,666
                                                655,197       620,808

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        38,779        39,645
  Machinery and equipment................       240,693       225,835
                                                279,472       265,480
  Less: Accumulated depreciation.........      (142,095)     (132,679)
                                                137,377       132,801
  Land...................................         2,430         2,481
                                                139,807       135,282

INVESTMENTS:
  Marketable securities (USSB)...........        47,631        51,994
  Investment in affiliate (Cylink).......        20,784        21,616
  Real estate and other ventures.........        49,146        49,131
  Leveraged leases.......................        15,945        16,821
                                                133,506       139,562

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $10,892 and $9,642...       139,322       134,686
  Other intangibles, less accumulated
    amortization of $6,175 and $6,266....         2,930         2,906
  Notes receivable.......................        16,363        15,862
  Miscellaneous..........................        25,943        25,949
                                                184,558       179,403
                                             $1,113,068    $1,075,055





                         See accompanying notes.





                                     4

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    MARCH 31, 1999 AND DECEMBER 31, 1998
                      (Unaudited; Dollars in Thousands)


                                              March 31,     December 31,
                                                1999            1998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................   $   96,133      $ 92,395
  Long-term debt due within one year......       15,475        16,719
  Accounts payable........................      179,707       167,773
  Accrued liabilities.....................       69,217        66,304
  Income taxes payable....................       12,651         6,136
                                                373,183       349,327

LONG-TERM DEBT, less current maturities...      103,304       104,609

DEFERRED LIABILITIES:
  Income taxes............................       74,437        71,114
  Litigation..............................       43,000        43,000
  Other...................................        8,010        11,841
                                                125,447       125,955

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        7,878         7,878
    Class A stock.........................       34,860        34,763
  Capital in excess of par value..........       20,365        18,671
  Retained earnings.......................      437,338       417,363
  Accumulated other comprehensive
    income (loss)-
      Marketable securities
        valuation adjustment..............       22,282        22,416
      Foreign currency translation
        adjustment........................      (11,589)       (5,927)
                                                511,134       495,164
                                             $1,113,068    $1,075,055







                         See accompanying notes.








                                     5

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                         (Unaudited; Dollars in Thousands)

                                                        1999        1998
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Income (loss) from continuing operations.........   $ 21,192    $(10,343)
  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided
   (used) by operating activities:
    Depreciation and amortization..................     10,991       8,423
    Gain on sale of securities, net of taxes.......     (6,876)
    Equity in affiliate, net of taxes..............        520      (4,553)
    Deferred income taxes..........................      4,406        (200)
    Retirement and deferred compensation plans.....     (2,094)        505
    Income/loss from investments adjusted
     for cash distributions received...............        658         189
    Provision for losses on accounts receivable....      2,048         784
    Provision for patent litigation, net of taxes..                 26,875
    Changes in assets and liabilities, excluding
     effects from acquisitions
     and foreign currency adjustments:
      Increase in accounts receivable..............     (4,411)    (13,075)
      Increase in inventories......................    (27,208)    (21,452)
      (Increase) decrease in prepayments
        and deposits...............................     (1,072)          4
      Increase in accounts payable and accrued
        liabilities................................     13,093       8,361
      Increase in income taxes payable.............      7,248       3,336
    Other changes, net.............................       (497)        (59)
  Net cash provided (used) by operating activities.     17,998      (1,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................    (15,742)    (10,092)
  Proceeds from the sale of securities,
    net of taxes...................................     11,052
  Net (increase) decrease in current
    marketable securities..........................     (8,833)       (406)
  Disposition of property and equipment............        644         160
  Additions to investments.........................        (43)         (5)
  Increase in notes receivable.....................     (2,712)     (3,025)
  Net assets of business acquired, net of cash.....    (15,493)
  Net cash used by investing activities............    (31,127)    (13,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in notes payable.........      4,651      (2,137)
  Proceeds of long-term debt.......................        110       2,248
  Repayments of long-term debt.....................     (2,218)     (1,850)
  Stock options exercised..........................         90          74
  Dividends paid...................................     (1,221)     (1,688)
  Net cash provided (used) by financing activities.      1,412      (3,353)

EFFECT OF EXCHANGE RATE CHANGES ON CASH............       (225)       (191)
NET CASH USED BY DISCONTINUED OPERATIONS...........                 (1,345)
NET DECREASE IN CASH AND EQUIVALENTS...............    (11,942)    (19,462)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........     16,998      29,257
CASH AND EQUIVALENTS AT END OF PERIOD..............   $  5,056    $  9,795

                          See accompanying notes.
                                       6


                    PITTWAY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited; Dollars in Thousands)


NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Pittway Corporation and its majority-owned subsidiaries (the "Company" or "Registrant"). Amounts for the quarter ended March 31, 1998 have been restated to reflect the discontinuation of the publishing business which was spun off in 1998. Except where otherwise indicated, the following notes relate to continuing operations. All share and per share data, as appropriate, reflect a 2-for-1 stock split paid September 11, 1998.

The accompanying consolidated financial statements are unaudited but reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements contained herein. However, the financial statements and related notes do not include all disclosures normally provided in the Company's Annual Report on Form 10-K. Accordingly, these financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2.  DISCONTINUED OPERATIONS

On August 7, 1998 the Company distributed its investment in Penton Media, Inc. ("Penton"), a wholly-owned subsidiary of the Company, to stockholders in a tax-free spin-off. Net sales of the discontinued operations prior to their disposition were $52,485 for the quarter ended March 31, 1998.


NOTE 3.  COMPREHENSIVE INCOME

Total comprehensive income (loss) for the quarters ended March 31 was:

                                                  1999         1998
     Net income (loss)                          $ 21,192     $ (7,995)
     Other comprehensive income (loss)            (5,796)       1,894
     Total comprehensive income (loss)          $ 15,396     $ (6,101)


NOTE 4.  ACQUISITION

In the first quarter of 1999, the Company acquired the assets and business of a domestic distributor of alarm and other security products. The total purchase price for this business was $15,493 cash plus $311 of debt assumed. The acquisition was accounted for as a purchase transactions in the consolidated financial statements from the date of acquisition. The impact on consolidated results of operations was not significant.

                                  7
NOTE 5.  INVENTORIES

The recorded value of inventories at March 31, 1999 and December 31, 1998 approximate current cost and consist of the following:

                                                Mar. 31,      Dec. 31,
                                                  1999          1998
     Raw materials                              $ 60,881      $ 57,763
     Work in process                              20,998        22,089
     Finished goods -
       Manufactured by the Company               112,010        98,199
       Manufactured by others                     90,163        74,896
                                                $284,052      $252,947


NOTE 6.  MARKETABLE SECURITIES

Information about the Company's marketable securities at March 31, 1999 and December 31, 1998 is as follows:

                                                Mar. 31,       Dec. 31,
                                                  1999          1998
  Current - Auction Rate Preferred Stocks -
     Aggregate cost                             $ 53,032      $ 44,198
     Net unrealized holding (loss) gain              (28)            2
     Aggregate fair value                       $ 53,004      $ 44,200

  Non-Current - USSB Common Stock -
     Aggregate cost                             $ 11,614      $ 15,789
     Unrealized holding gain                      36,017        36,205
     Aggregate fair value                       $ 47,631      $ 51,994

Realized gains and losses are based upon the specific identification method. Such gains and losses on the auction rate preferred stock, for the quarters ended March 31, 1999 and 1998 were not significant.

In the first quarter of 1999 the Company recorded a $6,876 ($.16 per diluted share) gain, net of taxes, on the sale of one million of its
3.8 million shares of USSB at an average selling price of $15.18 per share.


NOTE 7.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. At March 31, 1999, the Company's 8.6 million shares of Cylink stock had a quoted market value of $34,424. In March 1998 Cylink sold its wireless division for $60.5 million. The Company increased the carrying value of its investment in Cylink by $6,646 and recorded an after-tax gain of $4,154, or $.10 per diluted share, to reflect its equity in the gain on this divestiture.




                                   8
The summarized results of operations of Cylink for the quarters ended March 31, 1999 and 1998 (as restated by Cylink in December 1998) are as follows:

                                                    1999        1998
     Revenue                                      $11,885     $ 8,062
     Gross profit                                   7,773       5,431

     Loss from continuing operations              $(4,065)    $(3,375)
     Loss from discontinued operations                           (259)
     Gain on disposal of discontinued operations               22,776
     Net income (loss)                            $(4,065)    $19,142
     Net income previously reported                           $23,706

NOTE 8.  EARNINGS PER SHARE

Basic net income per share amounts were calculated by dividing earnings by the combined weighted average number of Class A and Common shares outstanding. Diluted net income per share amounts were based on the same reported earnings but assume the issuance of Class A stock upon exercise of outstanding stock options and distributable as performance and bonus share awards. For the first quarter of 1998 there were 819,000 potential Class A shares related to these options and awards that were excluded from the calculation as they would have had an anti-dilutive effect.


NOTE 9.  SEGMENT INFORMATION

Segment information for the quarters ended March 31, excluding the 1998 provision for patent litigation were:

                                                    1999        1998
Sales
  Alarm Manufacturing                             $227,054    $174,080
  Alarm Distribution                               232,185     185,845
  General Corporate and Other                                       33
  Less inter-segment sales                         (77,333)    (55,819)
                                                  $381,906    $304,139

Operating Income
  Alarm Manufacturing                             $ 22,640    $ 17,028
  Alarm Distribution                                 8,999       6,640
  General Corporate and Other                       (2,312)     (1,941)
  Less intercompany profit in inventories           (3,174)       (382)
                                                  $ 26,153    $ 21,345


NOTE 10.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc.
("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the


                                   9
Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that Plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998, the trial court entered an order limiting the scope of the retrial in light of the appellate court's ruling. At an April 1, 1999 pretrial conference the retrial was scheduled to commence in January 2000. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.

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








                                 10
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company attained $381.9 million of sales in the first quarter of 1999, a 25.6 percent increase over the first quarter of 1998. Income from continuing operations amounted to $21.2 million in 1999 compared to a loss of $10.3 million in 1998. The swing in earnings between years was dramatically affected by the inclusion of two special items and the Cylink results for both years. The special items are an after-tax gain of $6.9 million ($.16 per diluted share) recorded in 1999 on the sale of USSB stock and an after-tax charge of $26.9 million ($.64 per diluted share) recorded in 1998 for patent litigation. The change in the Company's 29 percent share of Cylink results included an after-tax gain on the 1998 sale of Cylink's wireless communications business of $4.2 million ($.10 per diluted share).

Pro forma operating results after excluding discontinued operations, the provision for patent litigation, changes in Pittway's equity investment in Cylink, the gain on sale of USSB stock and related tax effects are as follows:

                                                1999          1998
      Net sales                               $381,906      $304,139
      Operating expenses:
        Cost of sale                          240,011       192,332
        Selling, general and administrative   104,751        82,039
        Depreciation and amortization          10,991         8,423
                                              355,753       282,794
      Operating income                         26,153        21,345
      Interest expense                         (4,004)       (3,501)
      Other income (expense), net               1,746         1,031
      Income before income taxes               23,895        18,875
      Provision for income taxes                9,059         6,896
      Net income                             $ 14,836      $ 11,979

      Net income per diluted share of
        Common and Class A stock             $    .34      $    .28

      Average number of shares and dilutive
        securities outstanding (000's)          43,668        42,862


Domestic sales increased 23 percent in 1999 while international sales increased 40 percent. International business represented 18 percent of total consolidated sales in 1999 and 16 percent in 1998. Approximately 60 percent of the foreign sales growth was derived from businesses acquired since the 1998 first quarter. Cost of sales increased 24.8 percent, which was less than the increase in sales due to operating efficiencies. Excluding the $43 million provision for patent litigation recorded in 1998, selling, general and administrative expenses increased
27.7 percent in 1999 principally as a result of increased costs associated with the higher sales volumes of both the Manufacturing and Distribution segments.

                                   11
Alarm Manufacturing sales increased 30 percent during the quarter, leading to a 33 percent increase in operating income. The segment's operating margin improved to 10.0 percent of sales from 9.8 percent in 1998. The increased volume reflects the benefit of the continued acceptance of numerous new product offerings and from expanded worldwide distribution capabilities. Businesses acquired since the 1998 first quarter accounted for 10 percent of segment sales in 1999. Sales to the Distribution segment accounted for 34 percent of Manufacturing revenue in 1999 and 32 percent in 1998. Such sales increased 38.5 percent over the prior year. A large portion of the increase resulted from building inventory for the Distribution segment to meet increased customer demand, particularly for national accounts. This build-up is expected to lessen as the year progresses.

Alarm Distribution sales increased 25 percent during the quarter, leading to a 36 percent increase in operating income. The segment's operating margin improved to 3.9 percent of sales in 1999 from 3.6 percent in 1998. Much of the increased volume originated from significant growth in national account business for products manufactured by the Alarm Manufacturing segment. Sales volume also expanded due to expansion of its outlet network, both internally and from acquisitions. Businesses acquired since the 1998 first quarter accounted for 7 percent of segment sales in 1999.

Depreciation and amortization expense increased 30 percent in 1998 mainly as a result of capital additions in the Manufacturing segment, and to a lesser extent, equipment and intangible assets acquired in the 1998 and 1999 acquisitions.

Other income (expense) in 1999 included an $11.0 million pretax gain on the sale of USSB stock. Other income in 1998 included a pretax gain of $6.7 million resulting from Pittway's equity in a gain recorded by Cylink Corporation on the divestiture of its wireless division. In the first quarter of 1999, the Company recorded a loss of $.8 million as its share of Cylink's operating results versus income, before the divestiture gain, of $.6 million in 1998. The increase in interest expense over the 1998 first quarter, reflecting higher borrowing levels, was offset by higher income from the Company's marketable securities.

Effective tax rates were 37.8 percent and 38.6 percent in the first quarter of 1999 and 1998, respectively.

DISCONTINUED OPERATIONS

Included in the 1998 first quarter results is $2.3 million ($.06 per diluted share) of income from Penton Media, Inc., which was spun-off in August 1998.








                                12
FINANCIAL CONDITION

The Company's financial condition remained strong during the first quarter of 1999. Net working capital at March 31, 1999 was $282.0 million, up from $271.5 million at December 31, 1998. Management anticipates that operations, borrowings and marketable securities will continue to be the primary sources of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the first quarter of 1999, the $30.8 million generated from income from continuing operations excluding depreciation, amortization, the provision for patent litigation, the change in equity of Cylink, the gain on sale of USSB stock, and other non-cash items was partially used to fund the net increase in working capital items. The $18.0 million of net cash generated from operating activities, together with short-term borrowings of $4.7 million, $11.1 million of proceeds from the sales of USSB stock and $11.9 million of cash were used primarily to finance a $15.5 million acquisition, $15.7 million of capital expenditures, $2.1 million net repayments of long term debt, a $2.7 million increase in notes receivable, $8.8 million of net purchases of marketable securities, and $1.2 million of dividends.

The Company continually investigates investment opportunities for growth in related areas and is presently committed to invest up to $45.9 million in certain affordable housing ventures through 2005.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties, which may be sold or turned over to lenders. Such events have no effect on net income although they do have a negative impact on the Company's cash position because tax payments become due when the properties are sold or returned to the lenders. The Company has approximately $3.2 million accrued at March 31, 1999 to fully cover the remaining tax payments that would be due if all the properties were sold or returned to the lenders.

The Company presently intends to hold its existing investments in preferred stocks and Cylink although occasional sales of preferred stocks may be made selectively as conditions warrant.

In the first quarter of 1999 the Company sold one million of its 3.8 million shares of USSB, generating approximately $11.1 million in cash after taxes. The Company continues to liquidate its USSB holdings based upon current favorable market prices and expects to sell all of its shares if the acquisition of USSB by Hughes Electronic Corporation is completed.

In the event the Company loses its appeal of the unfavorable verdict in the ITI litigation (see Note 10 to the financial statements), an after-tax payment of $26.9 million would be required.






                                   13
YEAR 2000 ISSUE

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


                                ****

This quarterly report, other than historical financial information, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Item 1 of the Company's annual report on Form 10-K for the year ended December 31, 1998. These include risks and uncertainties relating to pending litigation, government regulation, competition and technological change, intellectual property rights, capital spending, international operations, and the Company's acquisition strategies.



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

                                 14
Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit.

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the grounds that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998 the trial court entered an order limiting the scope of a retrial in light of the appellate court's ruling. At an April 1, 1999 pretrial conference the retrial was scheduled to commence in January 2000.

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








                                15
Patent Infringement Claim

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




                                 16
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

              Number   Description

                10.1   Amendment To Employment Agreement between
                       Pittway Corporation and Paul R. Gauvreau dated as of March 18, 1999.

                10.2   Amendment To Employment Agreement between
                       Pittway Corporation and Edward J. Schwartz dated as of March 18, 1999.

                27     Financial Data Schedule
                       (submitted only in electronic format)

       (b) No reports on form 8-K have been filed during the quarter for which this report is being filed.






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


Date: May 5, 1999








                                   17