Form 10-Q
period 1999-06-30
PITTWAY CORP /DE/
filed 1999-07-28
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004


                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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

                        Yes   X          No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 21, 1999).

                        Common Stock      7,877,664
                        Class A Stock    34,876,739

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED JUNE 30, 1999

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three and Six Months Ended
              June 30, 1999 and 1998                                   3

            Consolidated Balance Sheet -
              June 30, 1999 and December 31, 1998                    4 - 5

            Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 1999 and 1998                  6

            Notes to Consolidated Financial Statements               7 - 11

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         11 - 14


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                       14 - 17

   ITEM 4.  Submission of Matters to a Vote of Security Holders       17

   ITEM 6.  Exhibits and Reports on Form 8-K                          18


SIGNATURES                                                            18

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                       FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1999 AND 1998
             (Unaudited; Dollars in Thousands, Except Per Share Data)

                                       Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                          1999      1998      1999      1998
CONTINUING OPERATIONS -
 NET SALES............................  $412,732  $325,538  $794,638  $629,677
 OPERATING EXPENSES:
  Cost of sales.......................   254,867   208,432   494,878   400,764
  Selling, general and
   administrative.....................   114,776    85,284   219,527   167,323
  Litigation accrual (reversal).......   (43,000)            (43,000)   43,000
  Depreciation and amortization.......    11,558     8,453    22,549    16,876
                                         338,201   302,169   693,954   627,963
 OPERATING INCOME.....................    74,531    23,369   100,684     1,714
 OTHER INCOME (EXPENSE):
  Gain on sale of USSB securities.....    38,315              49,317
  Change in equity of affiliate.......    (1,000)      618    (1,832)    7,902
  Income from marketable securities
   and other interest.................     1,190       690     2,490     1,469
  Interest expense....................    (3,786)   (3,072)   (7,790)   (6,573)
  Income from investments.............       195     4,977       415     5,201
  Miscellaneous, net..................       120      (501)      346      (473)
                                          35,034     2,712    42,946     7,526
 INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES.................   109,565    26,081   143,630     9,240
 PROVISION FOR INCOME TAXES...........    41,709     9,809    54,582     3,311
 INCOME FROM CONTINUING OPERATIONS....    67,856    16,272    89,048     5,929

INCOME FROM DISCONTINUED OPERATIONS,
 net of income taxes of $2,236 and
 $3,902...............................               3,056               5,404
NET INCOME............................  $ 67,856  $ 19,328  $ 89,048  $ 11,333

INCOME PER SHARE OF COMMON AND
 CLASS A STOCK (NOTE 3):
  Basic:   Continuing operations......  $   1.59  $    .39  $   2.08  $    .14
           Discontinued operations....                 .07                 .13
           Net income.................  $   1.59  $    .46  $   2.08  $    .27

  Diluted: Continuing operations......  $   1.55  $    .38  $   2.04  $    .14
           Discontinued operations....                 .07                 .12
           Net income.................  $   1.55  $    .45  $   2.04  $    .26

CASH DIVIDENDS DECLARED PER SHARE:
  Common..............................  $  .0217  $  .0333  $  .0434  $  .0667
  Class A.............................  $  .0300  $  .0417  $  .0600  $  .0834

AVERAGE SHARES OUTSTANDING (000's)....    42,741    42,231    42,710    42,137
AVERAGE SHARES AND DILUTIVE
 EQUIVALENTS OUTSTANDING (000's)......    43,718    43,077    43,693    42,970






                         See accompanying notes.

                   PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                    JUNE 30, 1999 AND DECEMBER 31, 1998
                     (Unaudited; Dollars in Thousands)


                                              June 30,     December 31,
                                                1999           1998

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................    $   10,835      $   16,998
  Marketable securities..................        65,006          44,200
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $14,466 and $12,173..................       295,355         263,127
  Inventories............................       294,045         252,947
  Future income tax benefits.............        32,549          32,870
  Prepayments, deposits and other........        10,510          10,666
                                                708,300         620,808

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        38,615          39,645
  Machinery and equipment................       248,772         225,835
                                                287,387         265,480
  Less: Accumulated depreciation.........      (150,940)       (132,679)
                                                136,447         132,801
  Land...................................         2,406           2,481
                                                138,853         135,282

INVESTMENTS:
  Marketable securities (USSB)...........                        51,994
  Investment in affiliate (Cylink).......        19,784          21,616
  Real estate and other ventures.........        51,087          49,131
  Leveraged leases.......................        15,963          16,821
                                                 86,834         139,562

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $12,374 and $9,642...       141,490         134,686
  Other intangibles, less accumulated
    amortization of $5,807 and $6,266....         2,509           2,906
  Notes receivable.......................        17,283          15,862
  Miscellaneous..........................        25,937          25,949
                                                187,219         179,403
                                             $1,121,206      $1,075,055












                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                     JUNE 30, 1999 AND DECEMBER 31, 1998
                      (Unaudited; Dollars in Thousands)


                                              June 30,       December 31,
                                                1999             1998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................   $   87,201      $   92,395
  Long-term debt due within one year......       15,153          16,719
  Accounts payable........................      180,208         167,773
  Accrued liabilities.....................       72,327          66,304
  Income taxes payable....................       23,442           6,136
                                                378,331         349,327

LONG-TERM DEBT, less current maturities...      103,220         104,609


DEFERRED LIABILITIES:
  Income taxes............................       77,445          71,114
  Litigation..............................                       43,000
  Other...................................        8,621          11,841
                                                 86,066         125,955

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        7,878           7,878
    Class A stock.........................       34,870          34,763
  Capital in excess of par value..........       20,579          18,671
  Retained earnings.......................      503,977         417,363
  Accumulated other comprehensive
    income (loss) -
      Marketable securities
        valuation adjustment..............            8          22,416
      Foreign currency translation
        adjustment........................      (13,723)         (5,927)
                                                553,589         495,164
                                             $1,121,206      $1,075,055
















                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30 1999 AND 1998
                         (Unaudited; Dollars in Thousands)

                                                        1999        1998
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Income from continuing operations................   $ 89,048    $  5,929
  Adjustments to reconcile income from continuing
   operations to net cash provided by continuing
   operating activities:
    Depreciation and amortization..................     22,549      16,876
    Gain on sale of USSB securities, net of taxes..    (30,187)
    Equity in affiliate, net of taxes..............      1,145      (4,939)
    Deferred income taxes..........................      4,873      (4,220)
    Retirement and deferred compensation plans.....     (1,385)     (3,274)
    Income/loss from investments adjusted
     for cash distributions received...............        958         674
    Provision for losses on accounts receivable....      3,775       1,866
    Litigation (reversal) accrual, net of taxes....    (26,875)     26,875
    Change in assets and liabilities, excluding
     effects from acquisitions and foreign
     currency adjustments:
      Increase in accounts receivable..............    (18,978)    (24,219)
      Increase in inventories......................    (36,357)    (17,861)
      Decrease (increase)in prepayments
        and deposits...............................        388        (515)
      Increase (decrease)in accounts payable
        and accrued liabilities....................     12,085      (5,419)
      Increase (decrease)in income taxes payable...     18,120         (31)
    Other changes, net.............................        200      (1,508)
  Net cash provided (used) by continuing
    operating activities...........................     39,359      (9,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................    (25,695)    (20,116)
  Proceeds from sales of USSB securities,
    net of taxes...................................     39,390
  Net increase in current marketable securities....    (20,779)       (827)
  Dispositions of property and equipment...........        693         220
  Additions to investments.........................     (2,095)         (8)
  Increase in notes receivable.....................     (5,741)     (8,291)
  Net assets of businesses acquired, net of cash...    (21,016)    (11,616)
  Net cash used by investing activities............    (35,243)    (40,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in notes payable.........     (3,915)     35,521
  Proceeds of long-term debt.......................        992       6,447
  Repayments of long-term debt.....................     (4,725)     (2,799)
  Stock options exercised..........................        108       4,379
  Dividends paid...................................     (2,437)     (5,067)
  Net cash (used) provided by financing activities.     (9,977)     38,481

EFFECT OF EXCHANGE RATE CHANGES ON CASH............       (302)       (108)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS.......       -          3,699

NET DECREASE IN CASH AND EQUIVALENTS...............     (6,163)     (8,332)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........     16,998      29,257
CASH AND EQUIVALENTS AT END OF PERIOD..............   $ 10,835    $ 20,925



                          See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited; Dollars in Thousands)


NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Pittway Corporation and its majority-owned subsidiaries (the "Company" or "Registrant"). Certain businesses were discontinued in 1998, as discussed in Note 2. Except where otherwise indicated, the following notes relate to continuing operations. Certain prior year amounts have been reclassified to conform to the current year classification. All share and per share data reflect a 2-for-1 stock split paid September 11, 1998.

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


NOTE 2 - DISCONTINUED OPERATIONS

On August 7, 1998 the Company distributed its investment in Penton Media, Inc. ("Penton"), a wholly-owned subsidiary of the Company, to stockholders in a tax-free spin-off. Net sales of the discontinued operations prior to their disposition were $59,186 and $111,671 for the quarter and six months ended June 30, 1998, respectively.


NOTE 3.  COMPREHENSIVE INCOME

Total comprehensive income (loss) for the three and six month periods ended June 30 was:

                                    Three Months       Six Months
                                    1999     1998     1999     1998
     Net income                   $67,856  $19,328  $89,048  $11,333
     Other comprehensive (loss)
       income                     (24,408)   6,050  (30,204)   7,944
     Total comprehensive income   $43,448  $25,378  $58,844  $19,277

Other comprehensive (loss) income for the three and six month periods in 1999 reflects the reclassification of $23,311 and $30,187, respectively, of after tax gains realized in net income from the sale of USSB securities.

NOTE 4.  ACQUISITIONS

During the first six months of 1999, the Company acquired the assets and business of a domestic distributor of alarm and other security products and a domestic distributor of structured cable products. The total purchase price for these businesses was $21,016 cash plus $1,711 of debt assumed. During the same period in 1998, the Company acquired the assets and business of a domestic distributor of alarms and other security equipment and three foreign alarm businesses for stock and cash totaling $15,716. All of these acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. The impact on consolidated results of operations was not significant.

NOTE 5.  INVENTORIES

The recorded value of inventories at June 30, 1999 and December 31, 1998 approximate current cost and consist of the following:

                                                June 30,     Dec 31,
                                                  1999        1998
     Raw materials                              $ 66,253    $ 57,763
     Work in process                              19,165      22,089
     Finished goods -
       Manufactured by the Company               114,828      98,199
       Manufactured by others                     93,799      74,896
                                                $294,045    $252,947

NOTE 6.  MARKETABLE SECURITIES

Information about the Company's marketable securities at June 30, 1999 and December 31, 1998 is as follows:

                                                June 30,     Dec 31,
                                                  1999        1998
  Current - Adjustable Rate Preferred Stocks -
     Aggregate cost                             $ 64,994    $ 44,198
     Net unrealized holding (loss) gain               12           2
     Aggregate fair value                       $ 65,006    $ 44,200

  Non-Current - USSB Common Stock -
     Aggregate cost                             $   -       $ 15,789
     Unrealized holding gain                        -         36,205
     Aggregate fair value                       $   -       $ 51,994

Realized gains and losses are based upon the specific identification method. Such gains and losses on the adjustable rate preferred stock, for the quarter and six months ended June 30, 1999 and 1998 were not significant.

In the three months and six months ended June 30, 1999, the Company recorded gains, net of taxes, of $23,311 and $30,187 ($.53 and $.69 per diluted share) respectively, on the sale of all its shares of USSB stock.

NOTE 7.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. At June 30, 1999, the Company's 8.6 million shares of Cylink had a quoted market value of $32,273. In March 1998 Cylink sold its wireless division for $60.5 million. The Company increased the carrying value of its investment in Cylink by $6,646 and recorded an after-tax gain of $4,154, or $.10 per diluted share, to reflect its equity in the gain on this divestiture.

The summarized results of operations of Cylink for the quarter and six months ended June 30, 1999 and 1998 (as restated by Cylink in December
1998) are as follows:

                                    Three Months       Six Months
                                    1999     1998     1999     1998
     Revenue                      $15,209  $12,363  $27,094  $20,425
     Gross profit                  10,440    8,373   18,213   13,804
     Loss from
       continuing operations       (3,054)  (1,667)  (7,119)  (5,042)
     Net income (loss)             (3,054)  (1,667)  (7,119)  17,475

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

NOTE 9.  SEGMENT INFORMATION

Segment information for the quarter and six months ended June 30, excluding the patent litigation were:


                                   Three Months         Six Months
                                  1999      1998      1999      1998
Sales -
 Alarm Manufacturing            $246,597  $174,786  $473,651  $348,866
 Alarm Distribution              250,687   202,921   482,872   388,766
 General Corporate and Other         297       154       297       187
 Less inter-segment sales        (84,849)  (52,323) (162,182) (108,142)
                                $412,732  $325,538  $794,638  $629,677


Operating Income -
 Alarm Manufacturing            $ 26,102  $ 15,172  $ 48,742  $ 32,200
 Alarm Distribution                9,279     8,271    18,278    14,911
 General Corporate and Other      (2,164)   (1,949)   (4,476)   (3,890)
 Less inventory profit on
  inter-segment sales             (1,686)    1,875    (4,860)    1,493
                                $ 31,531  $ 23,369  $ 57,684  $ 44,714

NOTE 10.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that Plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998, the trial court entered an order limiting the scope of the retrial in light of the appellate court's ruling. At an April 1, 1999 pretrial conference the retrial was scheduled to commence in the first quarter of 2000. The Company believes that the ultimate outcome of the aforementioned lawsuit will not have a material adverse effect on its financial statements.

In 1995 a lawsuit was brought against the Company by Interactive Technologies, Inc. ("ITI"), seeking lost profits and royalty damages of up to $66,800 on account of Company sales of products which the plaintiff alleged infringed on its patent. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful infringement. The Company moved for summary judgment of non-infringement and, in December 1997, the Court issued its order granting the Company partial summary judgment, stating its products did not literally infringe upon plaintiff's patent claims. In March 1998, the jury handed down a verdict against the Company awarding damages of $35,954. The jury found that the Company did not willfully infringe. The Company recorded a provision of $43,000 in the first quarter of 1998 which considers the judgment and interest. The Company appealed the verdict. In May 1999, the Federal Circuit Court of Appeals unanimously reversed the March 1998 verdict. ITI's petition to the Court of Appeals for a re-hearing of its decision was summarily denied. The $43,000 provision has been reversed in the second quarter of 1999 as a result of the favorable decision of the Circuit Court of Appeals.

In August 1998, ITI filed a second lawsuit against the Company which alleges that certain of the Company's products not specified in the prior litigation infringe on the same patent. The Company filed a motion for summary judgment dismissing the lawsuit based on the favorable decision of the Circuit Court of Appeals in the first lawsuit.

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



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

Sales for the second quarter and first six months of 1999 were $412.7 million and $794.6 million, respectively, a 27 and 26 percent increase over the same periods in 1998. Operating income, excluding the accrual/reversal of a litigation provision, increased 35 percent for the quarter and 29 percent year to date. Income from continuing operations amounted to $67.9 million and $89.0 million for the quarter and six month periods in 1999 compared to $16.3 million and $5.9 million in the respective periods of 1998. The increase in earnings between years was affected by the inclusion of two special items and the Cylink results for both years. The special items are the reversal, in the second quarter of 1999, of a $26.9 million ($.61 per diluted share in 1999) after-tax provision for patent litigation recorded in the first quarter of 1998 and an after-tax gain on the sale of USSB stock in 1999 - $23.3 million ($.53 per diluted share) in the second quarter and $30.2 million ($.69 per diluted share) for the year to date. The change in the Company's equity in Cylink included an after-tax gain on the 1998 sale of Cylink's wireless communications business of $4.2 million ($.10 per diluted share) recorded in the second quarter of 1998.

Pro forma operating results after excluding discontinued operations, the patent litigation accrual/reversal, changes in Pittway's equity investment in Cylink, the gain on sale of USSB stock and related tax effects are as follows:

                                    Three Months         Six Months
                                   1999      1998      1999     1998

 Net sales                       $412,732  $325,538  $794,638  $629,677
 Operating expenses:
  Cost of sale                    254,867   208,432   494,878   400,764
  Selling, general and
   administrative                 114,776    85,284   219,527   167,323
  Depreciation and amortization    11,558     8,453    22,549    16,876
                                  381,201   302,169   736,954   584,963
 Operating income                  31,531    23,369    57,684    44,714
 Interest expense                  (3,786)   (3,072)   (7,790)   (6,573)
 Other income (expense), net        1,505     5,166     3,251     6,197
 Income before income taxes        29,250    25,463    53,145    44,338
 Provision for income taxes        10,955     9,577    20,014    16,473
 Net income                      $ 18,295  $ 15,886  $ 33,131  $ 27,865

 Net income per diluted share
  of Common and Class A stock    $    .42  $    .37  $    .76  $    .65

Domestic sales for the second quarter and first six months of 1999 increased 25 percent and 24 percent respectively over the same periods in 1998. International sales increased 38 percent in the second quarter and 39 percent for the first six months of 1999 over the same periods last year. International sales now represent 18 percent of total year to date sales up from 16 percent for the first six months of 1998. International operations represent 15 percent of operating income for the second quarter in 1999 and 1998 and 12 percent for the six month period this year versus 14 percent last year. Cost of sales increased 22 percent for the second quarter and 23 percent for the first six months of 1999 compared to prior year periods. This was less than the overall 27 percent and 26 percent sales increases for these periods due to better operating efficiencies than last year and an improved product mix.

Alarm Manufacturing sales increased 41 percent during the quarter, and 36 percent year to date leading to a 72 and 51 percent increase in operating income, respectively. The segment's operating margin improved to 10.6 percent of sales for the quarter and 10.3 percent year to date from 8.7 percent and 9.2 percent in 1998 respectively. The increased sales volume reflects the benefit of the continued acceptance of numerous new product offerings and from expanded worldwide distribution capabilities. Businesses acquired in 1998 and 1999 accounted for 13 percent for the second quarter and 14 percent year to date of segment sales in 1999. Sales to the Distribution segment accounted for 34 percent of Manufacturing revenue in the second quarter and first six months of 1999 and 30 percent for the quarter and 31 percent year to date in 1998. Such sales increased 62 percent and 50 percent for the quarter and six months, respectively, from a year ago. A large portion of the increase resulted from building inventory for the Distribution segment to meet increased customer demand, particularly for national accounts. This build-up is expected to lessen as the year progresses.

Alarm Distribution sales increased 24 percent during the quarter and six months leading to a 12 percent and 23 percent increase in operating income, respectively. The segment's operating margin dipped slightly to
3.7 percent in the quarter but remained level with the prior year at 3.8 percent of sales for the six months ended June 30, 1999. Much of the increased volume originated from continuing growth in national account business for products manufactured by the Alarm Manufacturing segment. Sales volume also expanded due to expansion of its outlet network, both internally and from acquisitions. However, ADI has not yet fully realized operating efficiencies from integrating a recent acquisition as well as its recent move into a new headquarters building. Businesses acquired in 1998 and 1999 accounted for 3 percent of segment sales for the quarter and 5 percent year to date in 1999.

Depreciation and amortization expense increased 37 percent in the second quarter and 34 percent for the first six months. Depreciation expense increased $3.8 million due to capital additions from both acquisitions in 1998 and 1999 and existing operations. Amortization expense increased $1.8 million year to date over 1998 due to acquisitions.

Other income (expense) during the first six months of 1999 included a $49.3 million pretax gain on the sale of USSB stock including $38.3 million in the second quarter. For the second quarter of 1999, the Company recorded a loss on it's equity in Cylink of $1.0 million versus income of $.6 million in 1998. The six month period in 1998 included Pittway's $6.7 million share of Cylink's gain on the divestiture of its wireless division. Other income in the second quarter of 1998 included special cash distributions from real estate ventures and a gain on the sale of an investment which totaled $4.5 million.

Effective tax rates were 38.1 percent and 37.6 percent for the second quarter and 38.0 percent and 35.8 percent for the first six months of 1999 and 1998, respectively. The 1999 rate increased reflecting a higher effective foreign income tax rate.

DISCONTINUED OPERATIONS

Income from the discontinued operations of Penton Media, Inc., which was spun-off in August 1998, is $3.1 million and $5.4 million ($.07 and $.12 per diluted share) for the second quarter and year to date in 1998.

FINANCIAL CONDITION

The Company's financial condition remained strong during the first six months of 1999. Net working capital at June 30, 1999 was $330.0 million, up from $271.5 million at December 31, 1998. Management anticipates that operations, borrowings and marketable securities will continue to be the primary sources of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the first half of 1999, the $63.9 million generated from income from continuing operations excluding depreciation, amortization, the reversal of the litigation accrual, the change in equity of Cylink, other non-cash items and the gain on sale of USSB stock was partially used to fund the net increase in working capital items. The $39.4 million of net cash generated from operating activities, together with $39.4 million of proceeds from the sales of USSB stock, $.7 million proceeds from the disposition of property and equipment and $6.2 million of cash was used primarily to finance $21.0 million in acquisitions, $25.7 million of capital expenditures, $7.7 million net repayments of notes payable and long term debt, a $5.7 million increase in notes receivable, $20.8 million of net purchases of marketable securities, $2.1 million additions to investments and $2.4 million of dividends.

The Company continually investigates investment opportunities for growth in related areas and is presently committed to invest up to $45.9 million in certain affordable housing ventures through 2005.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties, which may be sold or turned over to lenders. Such events have no effect on net income although they do have a negative impact on the Company's cash position because tax payments become due when the properties are sold or returned to the lenders. The Company has approximately $3.1 million accrued at June 30, 1999 to fully cover the remaining tax payments that would be due if all the properties were sold or returned to the lenders.

The Company presently intends to hold its existing investment in Cylink and has classified it as a long-term investment.


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

At the April 28, 1992 hearing the governing board closed its file on the matter and issued the permits. Saddlebrook appealed the board's refusal to issue a final order. On July 9, 1993 a decision was rendered for Saddlebrook remanding jurisdiction to the governing board for further proceedings, including entry of a final order which was issued on October 25, 1993. The plaintiffs appealed the Appellate Court decision to the Florida Supreme Court and appealed the issuance of the final order to the Second District Court of Appeals. The Florida Supreme Court heard the appeal on May 3, 1994 and denied plaintiffs' appeal. The other appeal was voluntarily dismissed by the plaintiffs on June 17, 1994. On remand to the trial court, Saddlebrook's motion for summary judgment, based on collateral estoppel on the grounds that plaintiffs' claims were fully retried and rejected in a related administrative proceeding was granted on December 7, 1994. Plaintiffs filed for a rehearing which was denied. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998 the trial court entered an order limiting the scope of a retrial in light of the appellate court's ruling. At an April 1, 1999 pretrial conference the retrial was scheduled to commence in the first quarter of 2000.

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

Patent Infringement Claim

On August 16, 1995, Interactive Technologies, Inc. ("ITI" - plaintiff) commenced a lawsuit in U.S. District Court against the Company alleging patent infringement. The plaintiff claimed the Company infringed on their patent by making, using and selling certain security system products in the United States, and that the infringement was willful. Plaintiff initially sought unspecified damages, and an injunction. The Company denied infringement, maintaining the plaintiff's patent was invalid, as well as unenforceable because the plaintiff committed inequitable conduct before the Patent Office when applying for the patent. During discovery, the plaintiff informed the Company it was seeking damages measured by its lost profits or not less than a reasonable royalty on sales of the Company. Fact discovery in the action closed on January 17, 1997. The Court conducted a Markman hearing in October 1997 to construe the patent claims asserted by plaintiff and issued its Order interpreting the claims on October 24, 1997. The Company moved for summary judgment of non-infringement. On December 2, 1997 the Court issued its Order granting partial summary judgment that the Company's products did not literally infringe the patent claims, and denying summary judgment of no infringement. Jury trial started on January 7, 1998. During the trial, the plaintiff indicated it was seeking lost profits and royalty damages of up to $66.8 million. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful infringement. On March 9, 1998 the jury handed down a verdict against the Company awarding damages of $36.0 million. The jury found that the Company did not willfully infringe. The Court entered judgment on the jury's verdict on April 9, 1998. Consequently, the Company recorded a provision of $43.0 million in the first quarter of 1998, which considered the judgment and interest. The Company filed post-trial motions on April 20, 1998 for judgment as a matter of law in favor of the Company which were denied. The Company appealed the verdict. Appeal briefs were filed and oral arguments on the appeal were heard on March 4, 1999. In May 1999, the Federal Circuit Court of Appeals unanimously reversed the March 1998 verdict. ITI's petition to the Court of Appeals for a re-hearing of its decision was summarily denied. The $43.0 million provision has been reversed in the second quarter of 1999 as a result of the favorable decision of the Circuit Court of Appeals.

In August 1998, ITI filed a second lawsuit against the Company which alleges that certain of the Company's products not specified in the prior litigation infringe on the same patent. The Company filed a motion for summary judgment dismissing the lawsuit based on the favorable decision of the Circuit Court of Appeals in the first lawsuit.

Other

The Company in the normal course of business is subject to a number of claims and lawsuits, both actual and potential in nature. While management believes that the ultimate outcome of the aforementioned lawsuits and resolution of other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 6, 1999 and the following actions were taken:

(a) Management's slate of nominees for directors was unopposed and elected in its entirety. The results of the voting were as follows:

         Director           For       Withheld
     Common Stock-
       R. Barrows        6,972,712     11,629
       F. Conforti       6,972,712     11,629
       L. Guthart        6,972,712     11,629
       I. Harris         6,972,712     11,629
       K. Harris         6,972,712     11,629
       N. Harris         6,972,712     11,629
       W. Harris         6,972,712     11,629
       J. Kahn. Jr.      6,972,712     11,629
       J. McCarter       6,969,212     15,129

     Class A Stock-
       E. Barnett       27,789,572    450,287
       E. Coolidge III  27,794,933    444,926
       A. Downs         27,792,072    447,787

There were no broker non-votes in the above voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Number  Description

      27     Financial Data Schedule
             (submitted only in electronic format)




(b)  Reports on Form 8-K

     On March 10, 1998, Registrant reported on a Form 8-K that a jury in the U.S. District Court in St. Paul, Minnesota handed down a verdict the previous day in ITI's patent suit against the Registrant relating to ITI's U.S. Patent 4,855,713. The patent relates to a method of entering wireless transmitter identity codes into security system control panels. The jury verdict awarded damages of approximately $36 million plus accrued interest.

     On June 1, 1999, the Registrant filed a Form 8-K under Item 5 reporting that the Federal Circuit Court of Appeals reversed the jury verdict handed down in the U.S. District Court.





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


Date: July 28, 1999