Form 10-Q
period 1999-09-30
PITTWAY CORP /DE/
filed 1999-11-02
CIK 93469

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004


                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

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

                        Yes   X          No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 21, 1999).

                        Common Stock      7,877,664
                        Class A Stock    34,877,405

                     PITTWAY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1999

                                    INDEX




PART I.     FINANCIAL INFORMATION                                    Page

   ITEM 1.  Financial Statements

            Consolidated Statement of Income -
              Three and Nine Months Ended
              September 30, 1999 and 1998                              3

            Consolidated Balance Sheet -
              September 30, 1999 and December 31, 1998               4 - 5

            Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 1999 and 1998            6

            Notes to Consolidated Financial Statements               7 - 11

   ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         11 - 15


PART II.    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                       15 - 18

   ITEM 6.  Exhibits and Reports on Form 8-K                          18


SIGNATURES                                                            19

                       PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                       FOR THE THREE MONTHS AND NINE MONTHS
                         ENDED SEPTEMBER 30, 1999 AND 1998
             (Unaudited; Dollars in Thousands, Except Per Share Data)

                                      Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                         1999      1998       1999      1998
CONTINUING OPERATIONS -
 NET SALES...........................  $441,326  $344,488  $1,235,964  $974,165
 OPERATING EXPENSES:
  Cost of sales......................   272,835   217,990     767,713   618,754
  Selling, general and
   administrative....................   116,822    86,881     336,349   254,204
  Litigation accrual (reversal)......                         (43,000)   43,000
  Depreciation and amortization......    12,641     9,316      35,190    26,192
                                        402,298   314,187   1,096,252   942,150
 OPERATING INCOME....................    39,028    30,301     139,712    32,015
 OTHER INCOME (EXPENSE):
  Gain on sale of USSB securities....                          49,317
  Change in equity of affiliate......      (504)     (867)     (2,336)    7,035
  Income from marketable securities
   and other interest................       978       607       3,468     2,076
  Interest expense...................    (4,073)   (3,259)    (11,863)   (9,832)
  Income from investments............       255       214         670     5,415
  Miscellaneous, net.................    (1,078)     (549)       (732)   (1,022)
                                         (4,422)   (3,854)     38,524     3,672
 INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES................    34,606    26,447     178,236    35,687
 PROVISION FOR INCOME TAXES..........    12,930     9,413      67,512    12,724
 INCOME FROM CONTINUING OPERATIONS...    21,676    17,034     110,724    22,963

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS, net of income taxes
 of ($266) and $3,635................                (373)                5,031
NET INCOME...........................  $ 21,676  $ 16,661  $  110,724  $ 27,994

INCOME (LOSS) PER SHARE OF COMMON
 AND CLASS A STOCK (NOTE 3):
  Basic:   Continuing operations.....  $    .51  $    .40  $     2.59  $    .54
           Discontinued operations...                (.01)                  .12
           Net income................  $    .51  $    .39  $     2.59  $    .66

  Diluted: Continuing operations.....  $    .49  $    .39  $     2.53  $    .54
           Discontinued operations...                (.01)                  .11
           Net income................  $    .49  $    .38  $     2.53  $    .65

CASH DIVIDENDS DECLARED PER SHARE:
  Common.............................  $  .0217  $  .0217    $  .0651  $  .0884
  Class A............................  $  .0300  $  .0300    $  .0900  $  .1133

AVERAGE SHARES OUTSTANDING (000's)...    42,754    42,503      42,725    42,263
AVERAGE SHARES AND DILUTIVE
 EQUIVALENTS OUTSTANDING (000's).....    43,927    43,445      43,771    43,132


                         See accompanying notes.

                   PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                 SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                     (Unaudited; Dollars in Thousands)


                                            September 30,  December 31,
                                                1999           1998

ASSETS

CURRENT ASSETS:
  Cash and equivalents...................    $   30,658      $   16,998
  Marketable securities..................        43,248          44,200
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $16,285 and $12,173..................       309,656         263,127
  Inventories............................       322,295         252,947
  Future income tax benefits.............        33,882          32,870
  Prepayments, deposits and other........         9,038          10,666
                                                748,777         620,808

PROPERTY, PLANT AND EQUIPMENT, at cost:
  Buildings..............................        41,353          39,645
  Machinery and equipment................       258,646         225,835
                                                299,999         265,480
  Less: Accumulated depreciation.........      (159,711)       (132,679)
                                                140,288         132,801
  Land...................................         2,429           2,481
                                                142,717         135,282

INVESTMENTS:
  Marketable securities (USSB)...........                        51,994
  Investment in affiliate (Cylink).......        19,280          21,616
  Real estate and other ventures.........        51,133          49,131
  Leveraged leases.......................        15,167          16,821
                                                 85,580         139,562

OTHER ASSETS:
  Goodwill, less accumulated
    amortization of $14,373 and $9,642...       174,825         134,686
  Other intangibles, less accumulated
    amortization of $6,199 and $6,266....         2,444           2,906
  Notes receivable.......................        14,795          15,862
  Miscellaneous..........................        26,930          25,949
                                                218,994         179,403
                                             $1,196,068      $1,075,055








                         See accompanying notes.

                    PITTWAY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                 SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                     (Unaudited; Dollars in Thousands)


                                            September 30,  December 31,
                                                1999           1998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable...........................   $  121,341      $   92,395
  Long-term debt due within one year......       16,051          16,719
  Accounts payable........................      192,571         167,773
  Accrued liabilities.....................       78,445          66,304
  Income taxes payable....................       19,474           6,136
                                                427,882         349,327

LONG-TERM DEBT, less current maturities...      103,226         104,609


DEFERRED LIABILITIES:
  Income taxes............................       77,856          71,114
  Litigation..............................                       43,000
  Other...................................        8,903          11,841
                                                 86,759         125,955

STOCKHOLDERS' EQUITY:
  Preferred stock, none issued............
  Common capital stock, $1 par value-
    Common stock..........................        7,878           7,878
    Class A stock.........................       34,877          34,763
  Capital in excess of par value..........       20,721          18,671
  Retained earnings.......................      524,436         417,363
  Accumulated other comprehensive
    income (loss) -
      Marketable securities
        valuation adjustment..............            7          22,416
      Foreign currency translation
        adjustment........................       (9,718)         (5,927)
                                                578,201         495,164
                                             $1,196,068      $1,075,055












                         See accompanying notes.

                       PITTWAY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                         (Unaudited; Dollars in Thousands)

                                                        1999        1998
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Income from continuing operations................   $110,724    $ 22,963
  Adjustments to reconcile income from continuing
   operations to net cash provided by continuing
   operating activities:
    Depreciation and amortization..................     35,190      26,192
    Gain on sale of USSB securities, net of taxes..    (30,187)
    Equity in affiliate, net of taxes..............      1,460      (4,397)
    Deferred income taxes..........................      4,411       1,223
    Retirement and deferred compensation plans.....     (1,759)     (4,995)
    Income/loss from investments adjusted
     for cash distributions received...............      1,635       1,609
    Provision for losses on accounts receivable....      6,033       3,044
    Litigation (reversal) accrual, net of taxes....    (26,875)     26,875
    Change in assets and liabilities, excluding
     effects from acquisitions and foreign
     currency adjustments:
      Increase in accounts receivable..............    (34,438)    (36,075)
      Increase in inventories......................    (60,600)    (13,150)
      Decrease in prepayments and deposits.........      2,003         385
      Increase in accounts payable and
       accrued liabilities.........................     26,611      16,232
      Increase (decrease)in income taxes payable...     14,238      (3,229)
    Other changes, net.............................       (311)     (1,976)
  Net cash provided by continuing
    operating activities...........................     48,135      34,701

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................    (37,679)    (26,864)
  Proceeds from sales of USSB securities,
    net of taxes...................................     45,976
  Net increase (decrease) in current
    marketable securities..........................        945      (5,445)
  Dispositions of property and equipment...........      1,176         360
  Additions to investments.........................     (2,201)         (2)
  Increase in notes receivable.....................     (4,022)    (14,620)
  Net assets of businesses acquired, net of cash...    (61,471)    (12,654)
  Net cash used by investing activities............    (57,276)    (59,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in notes payable....................     29,711       7,030
  Proceeds of long-term debt.......................      1,427       5,863
  Repayments of long-term debt.....................     (4,996)     (3,360)
  Stock options exercised..........................        203       5,906
  Dividends paid...................................     (3,657)     (5,072)
  Net cash provided by financing activities........     22,688      10,367

EFFECT OF EXCHANGE RATE CHANGES ON CASH............        113         330

NET CASH PROVIDED BY DISCONTINUED OPERATIONS.......                  3,499

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS....     13,660     (10,328)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........     16,998      29,257
CASH AND EQUIVALENTS AT END OF PERIOD..............   $ 30,658    $ 18,929



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


NOTE 2  DISCONTINUED OPERATIONS

On August 7, 1998 the Company distributed its investment in Penton Media, Inc. ("Penton"), a wholly-owned subsidiary of the Company, to stockholders in a tax-free spin-off. Net sales of the discontinued operations prior to their disposition were $14,466 and $126,137 for the quarter and nine months ended September 30, 1998, respectively.


NOTE 3.  COMPREHENSIVE INCOME

Total comprehensive income (loss) for the three and nine month periods ended September 30 was:

                                    Three Months       Nine Months
                                    1999     1998     1999      1998
     Net income                   $21,676  $16,661  $110,724  $27,994
     Other comprehensive
       income (loss)                4,004   (7,410)  (26,200)     534
     Total comprehensive income   $25,680  $ 9,251  $ 84,524  $28,528

Other comprehensive income (loss) for the nine month period ended
September 30, 1999, reflects the sale of USSB securities.


                                   7
NOTE 4.  ACQUISITIONS

During the first nine months of 1999, the Company acquired the assets and business of a foreign distributor of alarm and other security products and three domestic operations: a manufacturer of fire controls; a distributor of alarm and other security products; and a distributor of structured cable products. The total purchase price for these businesses was $61,470 cash plus $1,711 of debt assumed. During the same period in 1998, the Company acquired the assets and businesses of one domestic distributor of security equipment and five foreign alarm businesses for stock and cash totaling $16,754. The five foreign operations consist of two manufacturers of fire alarm controls, one distributor of fire alarm systems and two distributors of security products. All of these acquisitions were accounted for as purchase transactions in the consolidated financial statements from their respective dates of acquisition. The impact on consolidated results of operations was not significant.


NOTE 5.  INVENTORIES

The recorded value of inventories at September 30, 1999 and December 31, 1998 approximate current cost and consist of the following:

                                                Sept 30,     Dec 31,
                                                  1999        1998
     Raw materials                              $ 71,413    $ 57,763
     Work in process                              17,831      22,089
     Finished goods -
       Manufactured by the Company               128,460      98,199
       Manufactured by others                    104,591      74,896
                                                $322,295    $252,947


NOTE 6.  MARKETABLE SECURITIES

Information about the Company's marketable securities at September 30, 1999 and December 31, 1998 is as follows:

                                                Sept 30,     Dec 31,
                                                  1999        1998
  Current - Adjustable Rate Preferred Stocks -
     Aggregate cost                             $ 43,237    $ 44,198
     Net unrealized holding (loss) gain               11           2
     Aggregate fair value                       $ 43,248    $ 44,200

  Non-Current - USSB Common Stock -
     Aggregate cost                             $   -       $ 15,789
     Unrealized holding gain                        -         36,205
     Aggregate fair value                       $   -       $ 51,994


                                   8
Realized gains and losses are based upon the specific identification method. Such gains and losses on the adjustable rate preferred stock, for the quarter and nine months ended September 30, 1999 and 1998 were not significant.

In the nine months ended September 30, 1999, the Company recorded gains, net of taxes, of $30,187 ($.69 per diluted share) on the sale of all its shares of USSB stock.


NOTE 7.  INVESTMENT IN AFFILIATE

The investment in affiliate consists of the Company's interest in Cylink Corporation (Cylink), which is carried at equity. At September 30, 1999, the Company's 8.6 million shares of Cylink had a quoted market value of $63,394. In 1998, the Company increased the carrying value of its investment in Cylink by $6,646 and recorded an after-tax gain of $4,154, or $.10 per diluted share, to reflect its equity in the gain on Cylink's divestiture of its wireless division.

The summarized results of operations of Cylink for the quarter and nine months ended September 30, 1999 and 1998 (as restated by Cylink in December 1998) are as follows:

                                    Three Months      Nine Months
                                    1999     1998     1999      1998
     Revenue                      $15,092  $12,130  $ 42,186  $ 32,555
     Gross profit                  10,935    6,206    29,148    20,010

     Loss from
       continuing operations      $(3,238) $(5,683) $(10,357) $(10,725)
     Income from discontinued
       operations, including
       gain on disposal             2,246              2,246    22,517
     Net income (loss)            $  (992) $(5,683) $ (8,111) $ 11,792


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







                                   9
NOTE 9.  SEGMENT INFORMATION

Segment information for the quarter and nine months ended September 30, excluding the patent litigation were:

                                 Three Months         Nine Months
                                1999      1998       1999       1998
Sales -
 Alarm Manufacturing          $255,903  $189,183  $  729,554  $538,049
 Alarm Distribution            267,927   216,865     750,799   605,631
 General Corporate and Other        13        17         310       204
 Less inter-segment sales      (82,517)  (61,577)   (244,699) (169,719)
                              $441,326  $344,488  $1,235,964  $974,165

Operating Income -
 Alarm Manufacturing          $ 31,341  $ 22,034  $   80,083  $ 54,234
 Alarm Distribution              9,480     8,321      27,758    23,232
 General Corporate and Other    (1,416)      (39)     (5,892)   (3,929)
 Less inventory profit on
  inter-segment sales             (377)      (15)     (5,237)    1,478
                              $ 39,028  $ 30,301  $   96,712  $ 75,015


NOTE 10.  LEGAL PROCEEDINGS

In 1989 a judgment was entered against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit alleged damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8,000 were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. In 1990 the trial court entered an order vacating the judgment and awarding a new trial. In December 1994, Saddlebrook's motion for summary judgment based on collateral estoppel was granted on the ground that Plaintiffs' claims were fully retried and rejected in a related administrative proceeding. Plaintiffs appealed the trial court's decision granting summary judgment. In August 1996, the appellate court affirmed all but three issues in the trial court's summary judgment order in favor of Saddlebrook. On April 1, 1998, the trial court entered an order limiting the scope of the retrial in light of the appellate court's ruling. At an April 1, 1999 pretrial conference the retrial was scheduled to commence in the first quarter of 2000.

In 1995 a lawsuit was brought against the Company by Interactive
Technologies, Inc. ("ITI"), seeking lost profits and royalty damages of up to $66,800 on account of Company sales of products which the plaintiff alleged infringed on its patent. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful

                                   10
infringement. The Company moved for summary judgment of non-infringement and, in December 1997, the Court issued its order granting the Company partial summary judgment, stating its products did not literally infringe upon plaintiff's patent claims. In March 1998, the jury handed down a verdict against the Company awarding damages of $35,954. The jury found that the Company did not willfully infringe. The Company recorded a provision of $43,000 in the first quarter of 1998 which considers the judgment and interest. The Company appealed the verdict. In May 1999, the Federal Circuit Court of Appeals unanimously reversed the March 1998 verdict. ITI's petition to the Court of Appeals for a re-hearing of its decision was summarily denied. The $43,000 provision has been reversed in the second quarter of 1999 as a result of the favorable decision of the Circuit Court of Appeals. In October 1999, ITI filed a Petition for Certiorari with the U.S. Supreme Court seeking review of the Circuit Court of Appeals decision. The Company will file its opposition in November 1999 and expects resolution by year-end.

In August 1998, ITI filed a second lawsuit against the Company which alleges that certain of the Company's products not specified in the prior litigation infringe on the same patent. This lawsuit is effectively stayed pending the resolution of the above lawsuit.

The Company in the normal course of business is subject to a number of lawsuits and claims both actual and potential in nature. While management believes that resolution of the aforementioned lawsuits and resolution of other existing claims and lawsuits will not have a material adverse effect on the Company's financial statements, management is unable to estimate the magnitude of financial impact of claims and lawsuits which may be filed in the future.



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

Sales for the third quarter and first nine months of 1999 were $441.3 million and $1.24 billion, respectively, a 28 and 27 percent increase over the same periods in 1998. Operating income increased 29 percent for the quarter and 29 percent, excluding the accrual/reversal of a litigation provision, for the year to date. Income from continuing operations amounted to $21.7 million and $110.7 million for the quarter and nine month periods in 1999 compared to $17.0 million and $23.0 million in the respective periods of 1998. The increase in earnings for the nine month period was affected by the inclusion of two special items and the Cylink results for both years. The special items are an after-tax gain on the sale of USSB stock in 1999 of $30.2 million ($.69 per diluted share) and the accrual in 1998, and reversal in 1999, of a $26.9 million ($.61 per diluted share) after-tax provision for patent

                                   11
litigation. The change in the Company's equity in Cylink included an after-tax gain on the 1998 sale of Cylink's wireless communications business of $4.2 million ($.10 per diluted share).

Pro forma operating results through September 30, after excluding discontinued operations, the patent litigation accrual/reversal, changes in Pittway's equity investment in Cylink, the gain on sale of USSB stock and related tax effects are as follows:

                                   Three Months         Nine Months
                                 1999      1998       1999       1998
                               (dollars in thousands, except per share)

Net sales                      $441,326  $344,488  $1,235,964  $974,165
Operating expenses:
 Cost of sale                   272,835   217,990     767,713   618,754
 Selling, general and
  administrative                116,822    86,881     336,349   254,204
 Depreciation and amortization   12,641     9,316      35,190    26,192
                                402,298   314,187   1,139,252   899,150
Operating income                 39,028    30,301      96,712    75,015
Interest expense                 (4,073)   (3,259)    (11,863)   (9,832)
Other income (expense), net         155       272       3,406     6,469
Income before income taxes       35,110    27,314      88,255    71,652
Provision for income taxes       13,119     9,738      33,133    26,211
Net income                     $ 21,991  $ 17,576  $   55,122  $ 45,441

Net income per diluted share
 of Common and Class A stock   $    .50  $    .40  $     1.26  $   1.05

Domestic sales for the third quarter and first nine months of 1999 increased 24 percent over the same periods in 1998. International sales increased 50 percent in the third quarter and 43 percent for the first nine months of 1999 over the same periods last year. International sales now represent 17 percent of total year to date sales up from 15 percent for the third quarter and nine months of 1998. Operating profits improved as a direct result of sales growth at higher gross margins, although the improvement was somewhat offset by higher selling, general and administrative expenses, principally in the manufacturing segment, in addition to increases in certain distribution expenses.

Alarm Manufacturing sales increased 35 percent during the quarter, and 36 percent year to date leading to a 42 and 48 percent increase in operating income, respectively. The segment's operating margin improved to 12.2 percent of sales for the quarter and 11.0 percent year to date from 11.6 percent and 10.1 percent in 1998 respectively. The increased sales volume reflects the benefit of the continued acceptance of numerous new product offerings and from expanded worldwide distribution capabilities. Businesses acquired in 1998 and 1999 accounted for 16 percent for the third quarter and 14 percent year to date of segment sales in 1999. Sales to the Distribution segment accounted for 32 and

                                   12
34 percent of Manufacturing revenue in the third quarter and first nine months of 1999 respectively and 33 percent for the quarter and 32 percent year to date in 1998. Such sales increased 34 percent and 44 percent for the quarter and nine months, respectively, from a year ago. A portion of the increase resulted from building inventory for the Distribution segment to meet increased customer demand, particularly for national accounts.

Alarm Distribution sales increased 24 percent during the quarter and nine months leading to a 14 percent and 19 percent increase in operating income, respectively. The segment's operating margin dipped to 3.5 and
3.7 percent of sales for the quarter and nine months ended September 30, 1999 from 3.8 and 4.3 percent of sales for the respective periods of last year. Much of the increased volume originated from continuing growth in national account business for products manufactured by the Alarm Manufacturing segment. Businesses acquired in 1998 and 1999 accounted for 7 percent of segment sales for the quarter and 5 percent year to date in 1999. The volume gains led to higher operating income although increased freight rates, acquisition integration costs and relocation costs offset improvements in the gross margin resulting in a decline in the operating margin.

Depreciation and amortization expense increased 36 percent in the third quarter and 34 percent for the first nine months. Depreciation expense increased due to capital additions from both existing operations and acquisitions in 1998 and 1999. Amortization expense increased due to acquisitions.

Other income (expense) during the first nine months of 1999 included a $49.3 million pretax gain on the sale of USSB stock. The nine-month period in 1998 included Pittway's $6.7 million share of Cylink's gain on the divestiture of its wireless division, special cash distributions from real estate ventures and a gain on the sale of an investment, which totaled $4.5 million. Interest expense is higher in the third quarter and nine months of 1999 compared to the prior year due to higher borrowing levels.

Effective tax rates were 37.4 percent and 35.6 percent for the third quarter and 37.9 percent and 35.7 percent for the first nine months of 1999 and 1998, respectively. The 1999 rate increased reflecting a higher effective foreign income tax rate.


DISCONTINUED OPERATIONS

Income (loss) from the discontinued operations of Penton Media, Inc., which was spun-off in August 1998, was ($.4 million) and $5.0 million, ($.01) and $.11 per diluted share, for the third quarter and nine months in 1998.



                                   13
FINANCIAL CONDITION

The Company's financial condition remained strong during the first nine months of 1999. Net working capital at September 30, 1999 was $320.1 million, up from $271.5 million at December 31, 1998. Management anticipates that operations, borrowings and marketable securities will continue to be the primary sources of funds needed to meet ongoing programs for capital expenditures, to finance acquisitions and investments and to pay dividends.

In the first nine months of 1999, the $100.6 million generated from income from continuing operations excluding depreciation, amortization, the reversal of the litigation accrual, the change in equity of Cylink, other non-cash items and the gain on sale of USSB stock was partially used to fund the net increase in working capital items. The remaining $48.1 million of net cash generated from operating activities, together with $46.0 million of proceeds from the sales of USSB stock, $29.7 million of short term borrowings, $1.2 million proceeds from the disposition of property and equipment and $.9 million of proceeds from the sales of marketable securities, was used primarily to finance $61.5 million in acquisitions, $37.7 million of capital expenditures, $3.6 million net repayments of long term debt, a $4.0 million increase in notes receivable, $2.2 million additions to investments and $3.7 million of dividends.

The Company continually investigates investment opportunities for growth in related areas and is presently committed to invest up to $45.9 million in certain affordable housing ventures through 2005.

The Company has real estate investments in various limited partnerships with interests in commercial rental properties, which may be sold or turned over to lenders. Such events have no effect on net income although they do have a negative impact on the Company's cash position because tax payments become due when the properties are sold or returned to the lenders. The Company has approximately $3.0 million accrued at September 30, 1999 to fully cover the remaining tax payments that would be due if all the properties were sold or returned to the lenders.

The Company presently intends to hold its existing investment in Cylink and has classified it as a long-term investment.


YEAR 2000 ISSUE

All work necessary to upgrade the Company's systems for Year 2000 (Y2K) compliance is expected to be completed in a timely fashion and should not involve a significant amount of the Company's resources. The Company's Y2K project is proceeding on schedule. Although the Company expects its critical systems to be compliant, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform

                                   14
the work, failure to identify all susceptible systems, noncompliance by third parties whose systems and operations impact the Company, and other similar uncertainties. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of Y2K readiness of customers, third-party suppliers and other vendors, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.



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



                    PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Property Damage Claim

On May 10, 1989, the Circuit Court of the Sixth Judicial Circuit in and for Pasco County, Florida, entered a judgment against Saddlebrook Resorts, Inc. ("Saddlebrook"), a former subsidiary of the Company, in a lawsuit which arose out of the development of Saddlebrook's resort and a portion of the adjoining residential properties owned and developed by the Company. The lawsuit (James H. Porter and Martha Porter, Trustees, et al. vs. Saddlebrook Resorts, Inc. and The County of Pasco, Florida; Case No. CA83-1860) alleges damage to plaintiffs' adjoining property caused by surface water effects from improvements to the properties. Damages of approximately $8 million were awarded to the plaintiffs and an injunction was entered requiring, among other things, that Saddlebrook work with local regulatory authorities to take corrective actions. Saddlebrook made two motions for a new trial, based on separate grounds. One such motion was granted on December 18, 1990. Such grant was appealed by the plaintiffs. The other such motion was denied on February 28, 1991. Saddlebrook appealed such denial. The appeals were consolidated, fully briefed and heard in February 1992. Saddlebrook received a favorable ruling on March 18, 1992, dismissing

                                   15
the judgment and remanding the case to the Circuit Court for a new trial. An agreed order has been entered by the Court preserving the substance of the injunction pending final disposition of this matter. As part of its plan to comply with the agreed order, Saddlebrook filed applications with the regulatory agency to undertake various remediation efforts. Plaintiffs, however, filed petitions for administrative review of the applications, which administrative hearing was concluded in February 1992. On March 31, 1992, the hearing officer issued a recommended order accepting Saddlebrook's expert's testimony. The agency's governing board was scheduled to consider this recommended order on April 28, 1992, however, shortly before the hearing, the plaintiffs voluntarily dismissed their petitions and withdrew their challenges to the staff's proposal to issue a permit.

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







                                   16
Patent Infringement Claim

On August 16, 1995, Interactive Technologies, Inc. ("ITI" - plaintiff) commenced a lawsuit in U.S. District Court against the Company alleging patent infringement. The plaintiff claimed the Company infringed on their patent by making, using and selling certain security system products in the United States, and that the infringement was willful. Plaintiff initially sought unspecified damages, and an injunction. The Company denied infringement, maintaining the plaintiff's patent was invalid, as well as unenforceable because the plaintiff committed inequitable conduct before the Patent Office when applying for the patent. During discovery, the plaintiff informed the Company it was seeking damages measured by its lost profits or not less than a reasonable royalty on sales of the Company. Fact discovery in the action closed on January 17, 1997. The Court conducted a Markman hearing in October 1997 to construe the patent claims asserted by plaintiff and issued its Order interpreting the claims on October 24, 1997. The Company moved for summary judgment of non-infringement. On December 2, 1997 the Court issued its Order granting partial summary judgment that the Company's products did not literally infringe the patent claims, and denying summary judgment of no infringement. Jury trial started on January 7, 1998. During the trial, the plaintiff indicated it was seeking lost profits and royalty damages of up to $66.8 million. The plaintiff also asserted trebling of damages, if awarded, based upon alleged willful infringement. On March 9, 1998 the jury handed down a verdict against the Company awarding damages of $36.0 million. The jury found that the Company did not willfully infringe. The Court entered judgment on the jury's verdict on April 9, 1998. Consequently, the Company recorded a provision of $43.0 million in the first quarter of 1998, which considered the judgment and interest. The Company filed post-trial motions on April 20, 1998 for judgment as a matter of law in favor of the Company which were denied. The Company appealed the verdict. Appeal briefs were filed and oral arguments on the appeal were heard on March 4, 1999. In May 1999, the Federal Circuit Court of Appeals unanimously reversed the March 1998 verdict. ITI's petition to the Court of Appeals for a re-hearing of its decision was summarily denied. The $43.0 million provision has been reversed in the second quarter of 1999 as a result of the favorable decision of the Circuit Court of Appeals. In October 1999, ITI filed a Petition of Certiorari with the U.S. Supreme Court seeking review of the Circuit Court of Appeals decision. The Company will file its opposition in November 1999 and expects resolution by year-end.

In August 1998, ITI filed a second lawsuit against the Company which alleges that certain of the Company's products not specified in the prior litigation infringe on the same patent. This lawsuit is effectively stayed pending the resolution of the above lawsuit.





                                   17
Other

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Number  Description


      10.1   Amended and Restated Employment Agreement with
             Leo A. Guthart dated as of January 1, 1999.*

      10.2 Pittway Corporation Change Of Control Plan dated as of September 15, 1999.*

      10.3 Pittway Corporation Change of Control Plan Acceptance executed by King Harris on October 13, 1999

      10.4 Pittway Corporation Change of Control Plan Acceptance executed by Paul R. Gauvreau on October 22, 1999

      10.5 Pittway Corporation Change of Control Plan Acceptance executed by Edward J. Schwartz on October 24, 1999

      27     Financial Data Schedule
             (submitted only in electronic format).


  * This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 6(a) of Form 10-Q.



(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.






                                   18
                            SIGNATURES


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


Date: November 2, 1999





























                                   19